Form 10-Q
period 2012-03-31
chatAND Inc
filed 2012-06-29
CIK 1529133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:            March 31, 2012

Commission File Number:           000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada       27-2761655

(State or Jurisdiction of  (IRS Employer ID No)

Incorporation or Organization)

321 West 44th Street

New York, New York 10036

(Address of principal executive office) (zip code)

(212) 245-1444

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of June 4, 2012, was 12,500,001 shares.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED FINANCIAL StatemenTS

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$137,330	$391,676
Prepaid expenses	11,617	14,896
TOTAL CURRENT ASSETS	148,947	406,572
Property and equipment, net	9,163	7,257
Other intangible assets - intellectual property	9,841	9,841
TOTAL ASSETS	$167,951	$423,670

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$68,850	$46,030
Accrued expenses	35,306	23,021
Senior convertible debentures	818,381	780,437
TOTAL LIABILITIES	922,537	849,488

Commitments and contingencies (Note 6)

Stockholders' deficit:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; authorized 500,000,000 shares; issued 17,750,001 shares (Note 5) ; and outstanding 12,750,001 shares at March 31, 2012 and December 31, 2011	128	128
Additional paid in capital	375,252	375,252
Accumulated deficit	(1,129,966)	(801,198)
TOTAL STOCKHOLDERS' DEFICIT	(754,586)	(425,818)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$167,951	$423,670

See accompanying notes to consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011 and the period from

Inception (May14, 2010) through March 31, 2011

(Unaudited)

			From
			Inception
			(May 14, 2010)
	Three Months Ended March 31,		to March 31,
	2012	2011	2012
Revenue:
Total revenue	$-	$-	$-
Total revenue	-	-	-
Costs and expenses:
General and administrative expense	188,171	-	567,211
Research and development expense	75,786	15,428	213,804
Non-cash compensation for officers	-	-	162,177
Total expenses	263,957	15,428	943,192
Earnings (loss) from operations	(263,957)	(15,428)	(943,192)
Other income (expense)
Interest income	155	-	1,029
Interest expense	(64,966)	-	(187,803)
Total other income (expense)	(64,811)	-	(186,774)
Net earnings (loss)	(328,768)	(15,428)	(1,129,966)

Net earnings (loss) per share, basic and diluted	$(0.03)	$(0.00)
Weighted average shares outstanding	12,500,001	10,837,500

See accompanying notes to consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statement of Stockholders' Deficit

For the period from inception (May14, 2010) through March 31, 2012

(Unaudited)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-in	Development
	Date	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at May 14, 2010		-	$-	-	$-	$-	$-	$-
Common stock issued for:		-	-	-	-
Cash	6/11/2010	-	-	15	49,995	-	-	49,995
Intellectual property	6/11/2010	-	-	70	233,310	(221,877)	-	11,433
Net loss		-	-	-	-	-	(45,594)	(45,594)
Amendment to Articles of Incorporation	6/3/2011	-	-	10,837,415	(283,197)	283,197	-	-
Balance, December 31, 2010		-	-	10,837,500	108	61,320	(45,594)	15,834

Common stock issued for services by officers	6/1/2011	-	-	1,912,501	20	49,975	-	49,995
Detachable warrants issued with convertible debentures	6/17/2011	-	-	-	-	151,775	-	151,775
Warrants issued for services by officers	6/17/2011	-	-	-	-	112,182	-	112,182
Net loss		-	-	-	-	-	(755,604)	(755,604)
Balance, December 31, 2011		-	-	12,750,001	128	375,252	(801,198)	(425,818)
Net loss		-	-	-	-	-	(328,768)	(328,768)
Balance, March 31, 2012		-	$-	12,750,001	$128	$375,252	$(1,129,966)	$(754,586)

See accompanying notes to consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011 and the period

From Inception (May 14, 2010) to March 31, 2012

(Unaudited)

			From
			Inception
			(May 14, 2010)
	Three Months Ended March 31,		to March 31,
	2012	2011	2012
Cash flows from operating activities:
Net earnings (loss)	$(328,768)	$(15,428)	$(1,129,966)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	402	-	1,205
Amortization of warrant cost	37,944	-	120,156
Common stock and warrants issued to officers for compensation	-	-	162,177
Research and development cost acquired for stock	-	-	11,433
Change in assets and liabilities:
Prepaid expenses	3,279	-	(11,617)
Accounts payable	22,820	-	68,850
Accrued expenses	12,285	5,676	35,306
Net cash used by operating activities	(252,038)	(9,752)	(742,456)

Cash flows from investing activities:
Purchase of intellectual property	-	-	(9,841)
Purchase of furniture and equipment	(2,308)	-	(10,368)
Net cash used by investing activities	(2,308)	-	(20,209)

Cash flows from financing activities:
Proceeds from senior convertible debentures	-	-	850,000
Sale of common stock	-	-	49,995
Net cash provided by financing activities	-	-	899,995
Net increase in cash and cash equivalents	(254,346)	(9,752)	137,330
Cash and cash equivalents, beginning of period	391,676	46,007	-
Cash and cash equivalents, end of period	$137,330	$36,255	$137,330

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$8,500	$-	$8,500
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for research and development cost	$-	$-	$11,433

See accompanying notes to consolidated financial statements.

chatAND, Inc. and Subsidiary

(development stage companies)

Notes to Consolidated Financial Statements

NOTE 1:          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Organization

The financial statements include the accounts of chatAND, Inc. (“chatAND”), a Nevada corporation organized on May 14, 2010 and its wholly owned subsidiary CHATAND TECH, LLC (“TECH”), a limited liability company organized in Nevada on May 13, 2011, (collectively referred to herein as “Chat&” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Effective June 3, 2011, the Board of Directors approved a 127,500 for 1 forward split of the authorized, issued and outstanding common stock of the Company and a decrease in the par value per share from $3,333 to $0.00001. An amendment to the Company’s certificate of incorporation reflecting these changes was filed in Nevada on June 3, 2011. All share references have been restated to give effect to the forward split as if it happened prior to the periods presented.

Nature of business

Chat& is a technology company that intends to provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology will provide a platform that connects businesses, their sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases. The Chat& software is a 100% hosted no download software-as-a-service ("SaaS") application that allows the live sales and support staff of a business to connect directly with customers in a 1 to 1 real-time session. Utilizing Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by virtually recreating all of the benefits of a live showroom environment within a website.

Development Stage and Emerging Growth Company

The Company is considered a development stage company because it has limited resources and has not established operations to generate sufficient capital to complete our business plan. Accordingly, the operations of the Company are presented as those of a development stage enterprise, from inception (May 14, 2010). The Company has elected to be classified as an “Emerging Growth Company” under the JOBS Act of 2012.

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $1,129,966 during the period from inception (May 14, 2010) through March 31, 2012. The loss includes $162,177 in non-cash compensation and $120,156 in amortization of warrant cost.

The Company completed funding of $850,000 in secured convertible debentures in June 2011. The debentures are due in June 2012. The Company has an effective Form S-1 Registration Statement, and hopes to raise between $3,000,000 and $8,000,000 to allow it to complete its business plan. However, there is no assurance that the Company will be successful in raising the funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company's goals.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Cash and cash equivalents

The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Revenue recognition

The Company's revenue will initially consist of monthly user fees for each customer service representative. Other revenue sources are expected to develop as the business evolves.

The Company will recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable.

Software Development Costs

For its website development costs and the development costs related to its business software, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of the assets.

Stock option plans

Pursuant to Board of Directors and stockholder approval, the Company adopted its 2011 Equity Incentive Plan effective June 1, 2011 (the "Plan") whereby it reserved for issuance up to 10,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options ("ISO") and Non-Statutory Stock Options ("NSO") may be granted under the Plan. Restricted Stock may also be granted under the Plan. As of March 31, 2012, no shares had been granted and there were still 10,000,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan and there were no options outstanding.

Compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the financial statements and covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. That cost will be measured based on the estimated fair value of the equity or liability instruments when issued.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s options would have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s options, although they provide the best estimate currently available.

Deferred income taxes

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method at currently enacted income tax rates applicable to the period that the assets and liabilities are expected to be realized or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not those assets will be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At March 31, 2012 and 2011, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings (loss) per share are the same.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

The Company has evaluated all recent accounting pronouncements through June 25, 2012, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Property and equipment

Property and equipment and software development costs are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years). Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The lives of computer and office equipment are generally three to five years and office furniture is generally seven years.

Fair value of financial instruments

Financial instruments consist of cash, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Other Intangible Assets - Intellectual Property

Other intangible assets primarily consist of intellectual property. The Company will apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company believes that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company. Amortization will commence when the Company begins sales.

Impairment of long-lived assets

The Company evaluates its long-lived assets and intangible assets for impairment whenever events change or if circumstances indicate that the carrying amount of any assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses primarily include payroll and headcount related costs and contractor fees.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

NOTE 2:          INTELLECTUAL PROPERTY

The Company is currently developing software that it expects will provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology provides a platform that connects businesses, their sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases. The Chat& software is a 100% hosted no download software-as-a-service ("SaaS") application that allows the live sales and support staff of a business to connect directly with customers in a 1 to 1 real-time session. Utilizing Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by virtually recreating all of the benefits of a live showroom environment within a website. The intellectual property will be amortized over its estimated useful life when the Company commences operations.

The Company acquired its initial intellectual property in the form of research and development cost from its principal shareholders during 2010 for 8,925,000 shares of its common stock, which was valued at $11,443. The acquired research and development cost was expensed upon completion of the acquisition. At both March 31, 2012 and December 31, 2011, the Company had paid cash in the total amount of $9,841 for additional software development.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

•	The Company’s product is not functional by June 30, 2012;
•	The Company has not sold at least 150 licenses by June 30, 2012;

•	The Registration Statement was not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (the Registration Statement was declared effective on May 14, 2012); or
•	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders.

Accordingly, in the event that the Company does not meet any of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company, but will retain a 60% interest in the technology of the Company. At such time, the Company may no longer have control of the technology.

NOTE 3:           SENIOR CONVERTIBLE DEBENTURES

The Company issued $850,000 in Senior Secured Debentures ("Debentures") on June 17, 2011. The Debentures: are convertible into shares of the Company's common stock at a conversion price of $0.10 per share; mature on June 17, 2012; bear interest at the rate of 5% per annum, payable quarterly in arrears (the Company has the option to pay interest in common stock at the then prevailing conversion price); are secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. At March 31, 2012, the accrued interest of $33,418 is unpaid.

Events of default include: 1) the product not being functional within 12 months of the issue date of the Debentures; 2) the Company has not sold at least 150 licenses within 12 months of the issue date of the Debentures; 3) the Registration Statement was not declared effective by May 15, 2012 4) the issuance of any securities or incurrence of any debt without the prior written consent of the Debenture Holders; and 5) other customary events of default. The Registration Statement was not filed within 45 days of closing and the Company obtained a waiver from the Investors.

The Debenture Holders were also issued Warrants to acquire a total of 4,250,000 shares of the Company's common stock at an exercise price of $0.15 per share for a five year term.

The Debentures and the Warrants have standard anti-dilution protection for stock splits and other corporate matters.

The Debentures are convertible at $0.10 per share which exceeded the value of the stock on the date issued. Accordingly, there was no value assigned to a beneficial conversion feature. The Company utilized the Black Scholes valuation model to value the warrants sold with the Debentures. (See Note 4 for assumptions). The following summarizes the activity with the Debentures and warrants.

Proceeds from issue of Debentures and warrants	$850,000
Assigned to warrants	151,775
Balance assigned to Debentures	698,225
Amortization of amount assigned to warrants (included in interest expense)	120,156
Balance of Debentures at March 31, 2012	$818,381

The Company is amortizing the discount associated with the warrants over the life of the debentures. Interest expense includes $37,944 in amortization in 2012 and none in the three months ended March 31, 2011.

NOTE 4:          STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At March 31, 2012 and December 31, 2011 there were no shares issued and outstanding.

Common Stock - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At March 31, 2012 and December 31, 2011 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

Common Stock Issued for Services - On June 1, 2011, the Company issued 956,250 shares of its common stock to each of its two principal officers for services rendered. The shares were valued at $49,995.

Changes in Capital – Effective June 3, 2011, the Board of Directors approved a 127,500 for 1 forward split of the authorized, issued and outstanding common stock of the Company and a decrease in the par value per share from $3,333 to $0.00001. The amendment to the Company’s articles of incorporation reflecting these changes was filed in Nevada on June 3, 2011. All share references have been restated to give effect to the forward split.

On June 3, 2011, pursuant to shareholder approval, the Company amended its Articles of Incorporation and increased its authorized common stock, par value $0.00001, to 500,000,000 shares and authorized 100,000,000 shares of preferred stock par value $0.00001.

Warrants - As a part of the Debenture issuance, warrants to acquire 4,250,000 shares of common stock were issued to the Debenture Investors and warrants to acquire 4,250,000 shares of common stock were issued to the existing shareholders. All of the warrants are exercisable at $0.15 per share. The total of 8,500,000 warrants includes 3,612,500 issued to employee shareholders, 4,250,000 issued to the Debenture Investors and 637,500 issued to non-employee shareholders.

The fair value of each group of warrants on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the warrants granted in June 2011.

Expected term	5 years
Expected average volatility	75%
Expected dividend yield	0%
Risk-free interest rate	3.50%

The following table summarizes the valuation of the warrants.

	Warrants	Value
Warrants issued with Debentures to Investors	4,250,000	$131,978
Warrants issued to non-employee shareholders	637,500	19,797
Total attributed to warrants issued with debt	4,887,500	151,775
Warrants issued to employee shareholders	3,612,500	112,182
	8,500,000	$263,957

The $151,775 was initially recorded as a credit to additional paid in capital and a reduction (discount) of the Debentures. As of March 31, 2012, $120,156 has been amortized to interest expense ($37,944 in 2012) and credited back to the Debenture account. The $112,182 was recorded as a credit to additional paid in capital and expensed in non-cash compensation for officers in June 2011.

Escrow shares – In connection with the Debenture issuance, the Company issued 5,000,000 shares of its common stock to the principal shareholders of the Company in escrow. The shares may be released from escrow to the principal shareholders (or their designees) in accordance with a release schedule. The schedule provides that 3,300,000 shares will be released upon the Company reaching $1,000,000 in audited revenues over any consecutive 12 month period with the remaining shares released when the Company reaches $3,000,000 in audited revenues over any consecutive 12 month period. If either of the revenue goals has not been reached by June 30, 2016, the remaining shares will be cancelled. The escrow shares were issued solely in connection with the Debenture issuance, and accordingly, while disclosed as issued they are not considered outstanding and no accounting has yet been made. The accounting for the escrow shares will be completed when the shares are released from escrow.

NOTE 5:          RELATED PARTY TRANSACTIONS

During the period from inception (May 14, 2010) to December 31, 2010, the Company issued 4,462,500 shares to two of its directors and its principal shareholders in exchange for the intellectual property described in Note 2. The intellectual property was valued at the cost of the research and development costs expended by the shareholders.

On June 1, 2011, the Company issued 956,250 shares of its common stock to each of its two principal officers for services rendered. The shares were valued at $49,995.

On June 17, 2011, the Company issued warrants to acquire 3,825,000 shares of the Company's common stock for a five year term at $0.15 per share to its two principal officers and shareholders. The warrants were valued at $112,182 and recorded as officers’ compensation.

Employment agreements

On June 17, 2011, the Company and Michael Lebor entered into an employment agreement with an initial term ending June 30, 2014. Mr. Lebor was employed as Chief Executive Officer and Secretary for the Company. The agreement provides for a base salary of $150,000 per annum, eligibility for an annual incentive bonus of 15% of base salary and discretionary bonuses as approved by the board of directors, health and life insurance and telephone and car allowances. The agreement also provides non-compete provisions, restrictive covenants and other provisions typical of executive employment agreements.

On June 17, 2011, the Company and David Rosenberg entered into an employment agreement with an initial term ending June 30, 2014. Mr. Rosenberg was employed as President for the Company. The agreement provides for a base salary of $150,000 per annum, eligibility for an annual incentive bonus of 15% of base salary and discretionary bonuses as approved by the board of directors, health and life insurance and telephone and car allowances. Mr. Rosenberg has agreed to a reduced salary of $75,000 per annum pending the effectiveness of the Registration Statement. The agreement also provides non-compete provisions, restrictive covenants and other provisions typical of executive employment agreements.

NOTE 6:          COMMITMENTS AND CONTINGENCIES

Office lease

The Company executed a lease agreement for office space with the term commencing July 15, 2011 and ending July 31, 2012 at a monthly rate of $3,250, including utilities and other occupancy costs.

Form S-1

The Company has filed a Registration Statement on Form S-1 (“S-1”) with the SEC and subsequently filed pre-effective amendments. The Registration Statement was declared effective May 14, 2012.

Through the Form S-1, the Company proposes to raise a minimum of $3,000,000 (7,500,000 common shares and warrants to acquire 3,750,000 common shares) up to a maximum of $8,000,000 (20,000,000 common shares and warrants to acquire 10,000,000 common shares) through sales of Units. Each Unit consists of one share of common stock and a warrant to acquire ½ share of common stock. The Unit is expected to be priced at $0.40.

The Company has an obligation to maintain the effectiveness of the registration statement until the warrants are either exercised or expire. Since it is considered to be outside the Company’s control to guarantee we can maintain effectiveness of the registration statement, the portion of the proceeds allocated to the warrants will be recorded as a liability when funding occurs. Based on preliminary pricing, the warrant liability would be $632,339 and $1,686,237 for the minimum and maximum sales, respectively. The actual amount will be determined when the transaction is completed and may vary from the preliminary amount. Subsequently, the liability will be revalued at the end of each quarter until the warrants are either exercised or expire.

NOTE 7:          SUBSEQUENT EVENT

The Company’s Senior Secured Debentures originally matured on June 17, 2012. Effective June 16, 2012, the holders of the Company’s Senior Secured Debentures have verbally agreed to forebear from enforcing any of their rights under the agreement prior to July 31, 2012. The Company is currently working with its creditors to formally document this agreement change.

On June 11, 2012, the Company entered into and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum payable at the maturity date of March 31, 2013.

ITEM 2:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Form 10-Q. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-Q.

Management's Analysis of Business

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of the carrying amount of intangibles, stock based-compensation, valuation allowances for deferred income taxes, accounts receivable, the expected term of a client relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

Chat& is a technology company that expects to provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology provides a platform that connects a business, its sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases.

On June 17, 2011, the Company issued $850,000 in Senior Secured Debentures to provide the initial funding needed to market and develop the business.

The Company is considered a development stage company because it has limited resources and has not established operations to generate sufficient capital to complete its business plan.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act to Emerging Growth Companies.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, not providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and not complying with any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our initial public offering although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Results of Operation

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Following is a summary of expenses for the three months ended March 31, 2012 and 2011.

	2012	2011

General and administrative expense	$188,171	$-
Research and development expense	75,786	15,428
	$263,957	$15,428

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time. During the three months ended March 31, 2012, significant general and administrative expenses include payroll of $79,333 and legal, consulting and other professional fees of $67,090. Other less significant amounts include rent of $9,750, travel and entertainment costs of $4,813, insurance cost of $9,801 and automobile lease of $5,428. These costs are expected to increase in the future as additional funding becomes available and additional employees are hired.

Research and development cost primarily consists of payroll, technology costs, and other software development costs.

Other income (expense) consists of the following for three months ended March 31, 2012 and 2011.

	2012	2011

Interest expense	$(64,966)	$-
Interest income	155	-
	$(64,811)	$-

Interest expense includes an accrual of $10,397 for the accrued interest on the Debentures for the three months ended March 31, 2012, $8,125 which represents the amortization of the prepaid loan cost, $37,944 which represents the amortization of the discount of the Debentures and $8,500 which represents the amount paid to the Debenture holders to extend the required effectiveness date of the Registration Statement to May 15, 2012.

Interest income includes the interest earned on cash deposits.

Liquidity and Capital Resources and Going Concern

Historical information:

At March 31, 2012 and December 31, 2011, the Company had current assets of $148,947 and $406,572; current liabilities of $922,537 and $849,488; and a working capital deficit of $773,590 and $442,916, respectively.

During June 2011, the Company issued its 5% Senior Secured Notes with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500. By March 31, 2012, the Company had made only nominal expenditures for capital assets.

Evaluation of the amounts and certainty of cash flows:

On June 11, 2012, the Company received $75,000 in an unsecured loan from an unrelated individual with interest at 5% per annum which is due at maturity on March 31, 2013. The Company has completed initial development of its base software within the confines of the currently available cash and expects sales to commence in July 2012. Pursuant to the terms of the Registration Rights Agreement, the Company was required to have the registration effective not later than May 15, 2012. The Form S-1 Registration was declared effective May 14, 2012.

Assuming a minimum funding of $3,000,000 is completed; the Company expects total costs of $4,852,000 (including technology development cost of $1,160,000) during the next twelve months. This cost projection assumes that revenues will develop during the period to support the increased employment level of $757,000, the increased sales and marketing costs of $936,000 and the increased legal and professional cost of $424,000.

If revenues do not develop during the next year, we estimate that total costs would exceed available cash by $1,852,000, assuming no reduction in projected expenses. However, if revenues do not develop, the Company would require fewer employees, could reduce sales and marketing expenses, could reduce technology development costs and also could reduce legal and professional costs. These reductions should allow the Company to meet its reduced obligations within the $3,000,000 minimum funding. If the Company is unable to reduce expenses sufficiently, we may require additional financing to complete our business plan. The Company has borrowed $75,000 and will probably require additional short term loans until the minimum funding from the Form S-1 Registration can be available.

Cash requirements and capital expenditures:

We are currently budgeting $58,000 per month for operating costs and $5,000 per month for software development costs for the period, until sales commence. Based on the current cash balances, the Company expects to maintain a reduced level of operations until the minimum funding from the Form S-1 Registration can be available. At that time, the Company expects to increase this funding to $40,000 - $114,000 per month until development is completed.

Discussion and analysis of known trends and uncertainties:

The Company expects that it can only develop a very limited business with the debt funding already received, although it will significantly slow revenue growth and the Company's ability to capture a sizeable piece of the potential market. The additional capital from the offering would allow the Company to more quickly expand the advertising and marketing efforts and build out the technology and thus grow revenues.

The officers of the Company have reduced salaries, and the Company will either reduce or defer software development costs and professional services to assure that it can maintain some level of operations until the minimum funding can occur.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and asset are the ownership of the Company’s intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for any of the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

•	The Company’s product is not functional by June 30, 2012 (the product is functional at June 29, 2012);
•	The Company has not sold at least 150 licenses by June 30, 2012 (no sales at June 29, 2012);
•	The Registration Statement is not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (the Registration Statement was declared effective on May 14, 2012); or
•	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders.

Accordingly, in the event that the Company does not meet any of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company and retain a 60% interest in the technology of the Company. In such event, it is unclear as to whether the Company will be able to continue its operations.

The holders of the Company’s Senior Secured Debentures have verbally agreed to forbear from enforcing any of their rights under the Debenture agreements prior to July 31, 2012. The Company is currently working with its creditors to formally document this agreement.

Expected changes in the mix and relative cost of capital resources:

If the Company Offering is unsuccessful, the Company expects it probably cannot develop its business plan at a slower pace and in a smaller size to develop sufficient revenue to become profitable. The Company would need to seek other forms of financing to meet its objectives. This would include convincing the debt holders to convert their debt to allow full use of the funds currently available.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At March 31, 2012, our liquidity is primarily a function of the cash balance of $137,330 which will be impacted by our cash requirements for operations while we complete the Company Offering. In addition, we expect cash requirements from this source to include approximately $15,000 quarterly for initial software development costs.

Other prospective sources for and uses of cash:

The Company was unable to obtain the minimum funding from its Offering before June 1, 2012, and has obtained an unsecured loan in the amount of $75,000 of interim funding to maintain its initial operations. The Company currently is projecting operating costs of approximately $63,000 per month, including $5,000 per month in initial software development cost, until sales start, at which time initial marketing and professional costs are expected to increase the monthly cash requirement to $83,000 per month on a minimum basis. The Company may require additional interim funding to meet minimum requirements until the minimum funding from the Form S-1 Registration can be obtained.

If the above events do not occur or the Company is unable to develop its business model, substantial doubt about the Company's ability to continue as a going concern exists.

Item 3:          QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company's financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012. Our management has determined that, as of March 31, 2012, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:          RISK FACTORS

Not applicable.

ITEM 2:            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: June 27, 2012	By:	/s/ Michael Lebor
Michael Lebor,
Chief Executive Officer

