Form 10-Q
period 2012-06-30
chatAND Inc
filed 2012-08-21
CIK 1529133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:           June 30, 2012

Commission File Number:            000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada 27-2761655
(State or Jurisdiction of (IRS Employer ID No)
Incorporation or Organization)

321 West 44th Street

New York, New York 10036

(Address of principal executive office) (zip code)

(212) 245-1444

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 10, 2012, was 12,500,001 shares.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED FINANCIAL StatemenTS

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Balance Sheets

June 30, 2012 (Unaudited) and December 31, 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$17,261	$391,676
Prepaid expenses	3,231	14,896
TOTAL CURRENT ASSETS	20,492	406,572
Property and equipment, net	8,646	7,257
Other intangible assets - intellectual property	9,841	9,841
TOTAL ASSETS	$38,979	$423,670

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$77,067	$46,030
Accrued expenses	72,093	23,021
Note payable	75,000	-
Senior convertible debentures	850,000	780,437
TOTAL LIABILITIES	1,074,160	849,488

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; authorized 500,000,000 shares; issued 17,750,001 shares (Note 5) ; and outstanding 12,750,001 shares at June 30, 2012 and December 31, 2011	128	128
Additional paid in capital	375,252	375,252
Accumulated deficit	(1,410,561)	(801,198)
TOTAL STOCKHOLDERS' DEFICIT	(1,035,181)	(425,818)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,979	$423,670

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011 and the period from

Inception (May 14, 2010) through June 30, 2012

(Unaudited)

					From
					Inception
					(May 14, 2010)
	Three Months Ended June 30,		Six Months Ened June 30,		to June 30,
	2012	2011	2012	2011	2012
Revenue:
Total revenue	$-	$-	$-	$-	$-

Total revenue	-	-	-	-	-
Costs and expenses:
General and administrative expense	183,234	-	371,405	-	750,445
Research and development expense	48,226	33,522	124,012	37,631	262,030
Non-cash compensation for officers	-	162,177	-	162,177	162,177
Total expenses	231,460	195,699	495,417	199,808	1,174,652
Earnings (loss) from operations	(231,460)	(195,699)	(495,417)	(199,808)	(1,174,652)
Other income (expense)
Interest income	16	-	171	-	1,045
Interest expense	(49,151)	(9,449)	(114,117)	(9,449)	(236,954)
Total other income (expense)	(49,135)	(9,449)	(113,946)	(9,449)	(235,909)
Net earnings (loss)	$(280,595)	$(205,148)	$(609,363)	$(209,257)	$(1,410,561)

Net earnings (loss) per share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.02)

Weighted average shares outstanding	12,500,001	11,446,978	12,500,001	11,143,923

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statement of Stockholders' Deficit

For the period from inception (May14, 2010) through June 30, 2012

(Unaudited)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-in	Development
	Date	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at May 14, 2010		-	$-	-	$-	$-	$-	$-
Common stock issued for:		-	-	-	-
Cash	6/11/2010	-	-	15	49,995	-	-	49,995
Intellectual property	6/11/2010	-	-	70	233,310	(221,877)	-	11,433
Net loss		-	-	-	-	-	(45,594)	(45,594)
Amendment to Articles of
Incorporation	6/3/2011	-	-	10,837,415	(283,197)	283,197	-	-
Balance, December 31, 2010		-	-	10,837,500	108	61,320	(45,594)	15,834

Common stock issued for services by officers	6/1/2011	-	-	1,912,501	20	49,975	-	49,995

Detachable warrants issued with convertible debentures	6/17/2011	-	-	-	-	151,775	-	151,775
Warrants issued for services by officers	6/17/2011	-	-	-	-	112,182	-	112,182
Net loss		-	-	-	-	-	(755,604)	(755,604)
Balance, December 31, 2011		-	-	12,750,001	128	375,252	(801,198)	(425,818)
Net loss		-	-	-	-	-	(609,363)	(609,363)
Balance, June 30, 2012		-	$-	12,750,001	$128	$375,252	$(1,410,561)	$(1,035,181)

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011 and the period

From Inception (May 14, 2010) to June 30, 2012

(Unaudited)

			From
			Inception
			(May 14, 2010)
	Six Months Ended June 30,		to June 30,
	2012	2011	2012
Cash flows from operating activities:
Net earnings (loss)	$(609,363)	$(209,257)	$(1,410,561)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	920	111	1,723
Amortization of warrant cost	69,563	6,324	151,775
Common stock and warrants issued to officers for compensation	-	162,177	162,177
Research and development cost acquired for stock	-	-	11,433
Change in assets and liabilities:
Prepaid expenses	11,665	(33,942)	(3,231)
Accounts payable	31,036	473	77,066
Accrued expenses	49,072	13,074	72,093
Net cash used by operating activities	(447,107)	(61,040)	(937,525)

Cash flows from investing activities:
Purchase of intellectual property	-	(6,500)	(9,841)
Purchase of furniture and equipment	(2,308)	(943)	(10,368)
Net cash used by investing activities	(2,308)	(7,443)	(20,209)

Cash flows from financing activities:
Proceeds from senior convertible debentures	-	850,000	850,000
Loan proceeds	75,000	-	75,000
Sale of common stock	-	-	49,995
Net cash provided by financing activities	75,000	850,000	974,995
Net increase in cash and cash equivalents	(374,415)	781,517	17,261
Cash and cash equivalents, beginning of period	391,676	11,941	-
Cash and cash equivalents, end of period	$17,261	$793,458	$17,261

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$8,500	$-	$8,500
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for research and development cost	$-	$-	$11,433

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(development stage companies)

Notes to Condensed Consolidated Financial Statements

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

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2011, which is included in the Company’s Form S-1 which was effective May 14, 2012.

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

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $1,407,561 during the period from inception (May 14, 2010) through June 30, 2012. The loss includes $162,177 in non-cash compensation and $151,775 in amortization of warrant cost.

The Company completed funding of $850,000 in secured convertible debentures in June 2011. The debentures were due June 17, 2012. The due date of the secured convertible debentures was extended until August 31, 2012. The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note is due March 31, 2013. The Company has an effective Form S-1 Registration Statement, and hopes to raise between $3,000,000 and $8,000,000 to allow it to complete its business plan. However, there is no assurance that the Company will be successful in raising the funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company's goals.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent accounting pronouncements

The Company has evaluated all recent accounting pronouncements through August 13, 2012, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

The Company acquired its initial intellectual property in the form of research and development cost from its principal shareholders during 2010 for 8,925,000 shares of its common stock, which was valued at $11,443. The acquired research and development cost was expensed upon completion of the acquisition. At both June 30, 2012 and December 31, 2011, the Company had paid cash in the total amount of $9,841 for additional software development.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

•	The Company’s product is not functional by June 30, 2012 (the Company’s product is functional as of June 30, 2012);
•	The Company has not sold at least 150 licenses by June 30, 2012 (None have been sold as of June 30, 2012);
•	The Registration Statement was not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (the Registration Statement was declared effective on May 14, 2012); or
8

•	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders.

Accordingly, in the event that the Company does not meet any of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company, but will retain a 60% interest in the technology of the Company. At such time, the Company may no longer have control of the technology.

NOTE 3:	SENIOR CONVERTIBLE DEBENTURES

The Company issued $850,000 in Senior Secured Debentures ("Debentures") on June 17, 2011. The Debentures: are convertible into shares of the Company's common stock at a conversion price of $0.10 per share; mature on June 17, 2012; bear interest at the rate of 5% per annum, payable quarterly in arrears (the Company has the option to pay interest in common stock at the then prevailing conversion price); are secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. At June 30, 2012, the accrued interest of $43,985 is unpaid. The due date of the Debentures has been extended to August 31, 2012.

Events of default include: 1) the product not being functional within 12 months of the issue date of the Debentures; 2) the Company has not sold at least 150 licenses within 12 months of the issue date of the Debentures; 3) the Registration Statement was not declared effective by May 15, 2012 4) the issuance of any securities or incurrence of any debt without the prior written consent of the Debenture Holders; and 5) other customary events of default. The Registration Statement was not filed within 45 days of closing and the Company obtained a waiver from the Investors. The Company has received forbearances until August 31, 2012 from the investors with respect to the foregoing events of default.

The Debenture Holders were also issued Warrants to acquire a total of 4,250,000 shares of the Company's common stock at an exercise price of $0.15 per share for a five year term.

The Debentures and the Warrants have standard anti-dilution protection for stock splits and other corporate matters.

The Debentures are convertible at $0.10 per share which exceeded the value of the stock on the date issued. Accordingly, there was no value assigned to a beneficial conversion feature. The Company utilized the Black Scholes valuation model to value the warrants sold with the Debentures. (See Note 5 for assumptions). The following summarizes the activity with the Debentures and warrants.

Proceeds from issue of Debentures and warrants	$850,000
Assigned to warrants	151,775
Balance assigned to Debentures	698,225
Amortization of amount assigned to warrants (included in interest expense)	151,775
Balance of Debentures at June 30, 2012	$850,000

The Company amortized the discount associated with the warrants over the life of the debentures. Interest expense includes amortization of $69,563 and $6,324 in the six months ended June 30, 2012 and 2011 and $31,619 and $6,324 in the three months ended June 30, 2012 and 2011, respectively. The discount is fully amortized at June 30, 2012.

NOTE 4:	NOTE PAYABLE

On June 11, 2012, the Company entered into and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which is payable at the maturity date of March 31, 2013.

NOTE 5:	STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At June 30, 2012 and December 31, 2011 there were no shares issued and outstanding.

Common Stock - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At June 30, 2012 and December 31, 2011 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

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

The $151,775 was initially recorded as a credit to additional paid in capital and a reduction (discount) of the Debentures. As of June 30, 2012, $151,775 had been amortized to interest expense ($69,563in 2012) and credited back to the Debenture account. The $112,182 was recorded as a credit to additional paid in capital and expensed in non-cash compensation for officers in June 2011.

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

NOTE 6:	RELATED PARTY TRANSACTIONS

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

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Office lease

The Company executed a lease agreement for office space with the term commencing July 15, 2011 and ending July 31, 2012 at a monthly rate of $3,250, including utilities and other occupancy costs. The office lease will continue beyond July 31, 2012 on a month-to-month basis under the same terms.

Form S-1

The Company filed a Registration Statement on Form S-1 (“S-1”) with the SEC and subsequently filed pre-effective amendments. The Registration Statement was declared effective May 14, 2012.

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

NOTE 8:	SUBSEQUENT EVENT

The Company’s Senior Secured Debentures originally matured on June 17, 2012. Effective June 16, 2012, the holders of the Company’s Senior Secured Debentures have agreed to forebear from enforcing any of their rights under the agreement prior to August 31, 2012.

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

Results of Operation

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Following is a summary of expenses for the three months ended June 30, 2012 and 2011.

	2012	2011

General and administrative expense	$183,234	$-
Research and development expense	48,226	33,522
Non-cash compensation for officers	-	162,177
	$231,460	$195,699

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time. During the three months ended June 30, 2012, significant general and administrative expenses include payroll of $93,469 and legal, consulting and other professional fees of $34,430. Other less significant amounts include rent of $9,750, travel and entertainment costs of $8,635, insurance cost of $12,479 and automobile lease of $4,428. These costs are expected to increase in the future as additional funding becomes available and additional employees are hired.

Research and development cost primarily consists of payroll, technology costs, and other software development costs.

Other income (expense) consists of the following for three months ended June 30, 2012 and 2011.

	2012	2011

Interest expense	$(49,151)	$(9,449)
Interest income	16	-
	$(49,135)	$(9,449)

Interest expense includes an accrual of $10,567 for the accrued interest on the Debentures for the three months ended June 30, 2012, $6,771 which represents the balance of the amortization of the prepaid loan cost, $31,619 which represents the balance of the amortization of the discount of the Debentures and $194 in accrued interest on the new loan. Interest expense in 2011 includes $6,324 in amortization of the discount of the Debentures and $3,125 for the accrued interest on the Debentures.

Interest income includes the interest earned on cash deposits.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Following is a summary of expenses for the six months ended June 30, 2012 and 2011.

	2012	2011

General and administrative expense	$371,405	$-
Research and development expense	124,012	37,631
Non-cash compensation for officers		162,177
	$495,417	$199,808

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time. During the six months ended June 30, 2012, significant general and administrative expenses include payroll of $172,596 and legal, consulting and other professional fees of $101,520. Other less significant amounts include rent of $19,500, travel and entertainment costs of $16,437, insurance cost of $22,280 and automobile lease of $9,856. These costs are expected to increase in the future as additional funding becomes available and additional employees are hired.

Research and development cost primarily consists of payroll, technology costs, and other software development costs.

Other income (expense) consists of the following for six months ended June 30, 2012 and 2011.

	2012	2011

Interest expense	$(114,117)	$(9,449)
Interest income	171	-
	$(113,946)	$(9,449)

Interest expense includes an accrual of $20,964 for the accrued interest on the Debentures for the six months ended June 30, 2012, $14,896 which represents the balance of the amortization of the prepaid loan cost, $69,563 which represents the balance of the amortization of the discount of the Debentures, $194 in accrued interest on the new loan and $8,500 which represents the amount paid to the Debenture holders to extend the required effectiveness date of the Registration Statement to May 15, 2012. Interest expense in 2011 includes $6,324 in amortization of the discount of the Debentures and $3,125 for the accrued interest on the Debentures.

Interest income includes the interest earned on cash deposits.

Liquidity and Capital Resources and Going Concern

Historical information:

At June 30, 2012 and December 31, 2011, the Company had current assets of $20,492 and $406,572; current liabilities of $1,074,160 and $849,488; and a working capital deficit of $1,053,668 and $442,916, respectively.

During June 2011, the Company issued its 5% Senior Secured Notes with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500. On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013. By June 30, 2012, the Company had made only nominal expenditures for capital assets.

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

If revenues do not develop during the next year, we estimate that total costs would exceed available cash by $1,852,000, assuming no reduction in projected expenses. However, if revenues do not develop, the Company would require fewer employees, could reduce sales and marketing expenses, could reduce technology development costs and also could reduce legal and professional costs. These reductions should allow the Company to meet its reduced obligations within the $3,000,000 minimum funding. If the Company is unable to reduce expenses sufficiently, it may require additional financing to complete its business plan. The Company borrowed $75,000 in June 2012 and will probably require additional short term loans until the minimum funding from the Form S-1 Registration can be available.

Cash requirements and capital expenditures:

We are currently budgeting $58,000 per month for operating costs and $5,000 per month for software development costs for the period, until sales commence. Based on the current cash balances and interim financing plans, the Company expects to maintain its current level of operations until the minimum funding is received. At that time, the Company expects to increase this funding to $40,000 - $114,000 per month until development is completed.

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

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and asset are the ownership of the Company’s intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for any of the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

•	The Company’s product is not functional by June 30, 2012 (the product is functional at June 30, 2012);

•	The Company has not sold at least 150 licenses by June 30, 2012 (no sales at June 30, 2012);
•	The Registration Statement is not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (the Registration Statement was declared effective on May 14, 2012); or
•	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders.

Accordingly, in the event that the Company does not meet any of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company and retain a 60% interest in the technology of the Company. In such event, it is unclear as to whether the Company will be able to continue its operations.

The holders of the Company’s Senior Secured Debentures have agreed to forbear from enforcing any of their rights under the Debenture agreements prior to August 31, 2012.

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

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At June 30, 2012, our liquidity is primarily a function of the cash balance of $17,261 which will be impacted by our cash requirements for operations while we complete the Company Offering. In addition, we expect cash requirements from this source to include approximately $15,000 quarterly for initial software development costs. The Company will require additional interim financing before it will be able to complete the minimum funding

Other prospective sources for and uses of cash:

The Company was unable to obtain the minimum funding from its Offering before June 1, 2012, and obtained an unsecured loan in the amount of $75,000 of interim funding to maintain its initial operations. The Company currently is projecting operating costs of approximately $63,000 per month, including $5,000 per month in initial software development cost, until sales start, at which time initial marketing and professional costs are expected to increase the monthly cash requirement to $83,000 per month on a minimum basis. The Company may require additional interim funding to meet minimum requirements until the minimum funding from the Form S-1 Registration can be obtained.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Our management has determined that, as of June 30, 2012, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: August 20, 2012	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: August 20, 2012	By:	/s/ Steven Berger
Steven Berger
Chief Financial Officer

