Form 10-Q
period 2012-09-30
chatAND Inc
filed 2012-11-14
CIK 1529133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	September 30, 2012

Commission File Number:	000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2761655
(State or Jurisdiction of	(IRS Employer ID No)
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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 12, 2012, was 12,500,001 shares.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Table of Contents

			Page
			No.

Part I		Financial Information (unaudited)

	Item 1:	Condensed Consolidated Financial Statements

		Balance Sheets as of September 30, 2012 and December 31, 2011	3
		Statements of Operations – For the Three and Nine Months Ended September 30, 2012 and 2011 and the period from Inception (May 14, 2010) to September 30, 2012	4
		Statement of Stockholders’ Deficit for the period from Inception (May 14, 2010) through September 30, 2012	5
		Statements of Cash Flows – For the Nine Months Ended September 30, 2012 and 2011 and the period from inception (May 14, 2010) to September 30, 2012	6
		Notes to Financial Statements	7
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3:	Quantitative and Qualitative Disclosure about Market Risk	19
	Item 4:	Controls and Procedures	19

Part II		Other Information	20

	Item 1:	Legal Proceedings	20
	Item 1A:	Risk Factors	20
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3:	Defaults Upon Senior Securities	20
	Item 4:	Submission of Matters to a Vote of Security Holders	20
	Item 5:	Other Information	20
	Item 6:	Exhibits	20

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED FINANCIAL StatemenTS

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Balance Sheets

September 30, 2012 (Unaudited) and December 31, 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$-	$391,676
Prepaid expenses	1,616	14,896
TOTAL CURRENT ASSETS	1,616	406,572
Property and equipment, net	8,128	7,257
Other intangible assets - intellectual property	9,841	9,841
TOTAL ASSETS	$19,585	$423,670

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$147,849	$46,030
Accrued expenses	162,916	23,021
Loans from employees	21,600	-
Note payable	75,000	-
Senior convertible debentures	850,000	780,437
TOTAL LIABILITIES	1,257,365	849,488

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; authorized 500,000,000 shares; issued 17,750,001 shares (Note 5) ; and outstanding 12,750,001 shares at September 30, 2012 and December 31, 2011	128	128
Additional paid in capital	375,252	375,252
Accumulated deficit	(1,613,160)	(801,198)
TOTAL STOCKHOLDERS' DEFICIT	(1,237,780)	(425,818)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,585	$423,670

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011 and the period from

Inception (May 14, 2010) through September 30, 2012

(Unaudited)

					From
					Inception
	Three Months Ended		Nine Months Ened		(May 14, 2010)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012
Revenue:
Total revenue	$-	$-	$-	$-	$-
Total revenue	-	-	-	-	-
Costs and expenses:
General and administrative expense	140,238	179,607	511,643	179,607	890,683
Research and development expense	50,735	25,252	174,747	62,883	312,765
Non-cash compensation for officers	-	-	-	162,177	162,177
Total expenses	190,973	204,859	686,390	404,667	1,365,625
Earnings (loss) from operations	(190,973)	(204,859)	(686,390)	(404,667)	(1,365,625)
Other income (expense)
Interest income	-	567	171	567	1,045
Interest expense	(11,626)	(56,694)	(125,743)	(66,143)	(248,580)
Total other income (expense)	(11,626)	(56,127)	(125,572)	(65,576)	(247,535)
Net earnings (loss)	$(202,599)	$(260,986)	$(811,962)	$(470,243)	$(1,613,160)

Net earnings (loss) per share, basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.04)
Weighted average shares outstanding	12,500,001	12,500,001	12,500,001	11,685,137

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statement of Stockholders' Deficit

For the period from inception (May14, 2010) through September 30, 2012

(Unaudited)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-in	Development
	Date	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at May 14, 2010		-	$-	-	$-	$-	$-	$-
Common stock issued for:		-	-	-	-
Cash	6/11/2010	-	-	15	49,995	-	-	49,995
Intellectual property	6/11/2010	-	-	70	233,310	(221,877)	-	11,433
Net loss		-	-	-	-	-	(45,594)	(45,594)
Amendment to Articles of Incorporation	6/3/2011	-	-	10,837,415	(283,197)	283,197	-	-
Balance, December 31, 2010		-	-	10,837,500	108	61,320	(45,594)	15,834

Common stock issued for services by officers	6/1/2011	-	-	1,912,501	20	49,975	-	49,995
Detachable warrants issued with convertible debentures	6/17/2011	-	-	-	-	151,775	-	151,775
Warrants issued for services by officers	6/17/2011	-	-	-	-	112,182	-	112,182
Net loss		-	-	-	-	-	(755,604)	(755,604)
Balance, December 31, 2011		-	-	12,750,001	128	375,252	(801,198)	(425,818)
Net loss		-	-	-	-	-	(811,962)	(811,962)
Balance, June 30, 2012		-	$-	12,750,001	$128	$375,252	$(1,613,160)	$(1,237,780)

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011 and the period

From Inception (May 14, 2010) to September 30, 2012

(Unaudited)

			From
			Inception
	Nine Months Ended		(May 14, 2010)
	September 30,		to September 30,
	2012	2011	2012
Cash flows from operating activities:
Net earnings (loss)	$(811,962)	$(470,243)	$(1,613,160)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	1,438	335	2,241
Amortization of warrant cost	69,563	44,268	151,775
Common stock and warrants issued to officers for compensation	-	162,177	162,177
Research and development cost acquired for stock	-	-	11,433
Change in assets and liabilities:
Prepaid expenses	13,280	(25,159)	(1,616)
Accounts payable	101,819	1,556	147,849
Accrued expenses	139,894	12,396	162,915
Net cash used by operating activities	(485,968)	(274,670)	(976,386)

Cash flows from investing activities:
Purchase of intellectual property	-	(6,500)	(9,841)
Purchase of furniture and equipment	(2,308)	(5,382)	(10,368)
Net cash used by investing activities	(2,308)	(11,882)	(20,209)

Cash flows from financing activities:
Proceeds from senior convertible debentures	-	850,000	850,000
Loan proceeds	75,000	-	75,000
Loans from employees	21,600	-	21,600
Sale of common stock	-	-	49,995
Net cash provided by financing activities	96,600	850,000	996,595
Net increase in cash and cash equivalents	(391,676)	563,448	-
Cash and cash equivalents, beginning of period	391,676	11,941	-
Cash and cash equivalents, end of period	$-	$575,389	$-

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$8,500	$-	$8,500
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for research and development cost	$-	$-	$11,433

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

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $1,613,160 during the period from inception (May 14, 2010) through September 30, 2012. The loss includes $162,177 in non-cash compensation and $151,775 in amortization of warrant cost.

The Company completed funding of $850,000 in secured convertible debentures in June 2011. The debentures were due June 17, 2012. The due date of the secured convertible debentures was extended until December 15, 2012. The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note is due March 31, 2013. The Company has an effective Form S-1 Registration Statement, and hopes to raise between $3,000,000 and $8,000,000 to allow it to complete its business plan. However, there is no assurance that the Company will be successful in raising the funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company's goals.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent accounting pronouncements

The Company has evaluated all recent accounting pronouncements through November 13, 2012, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

The Company acquired its initial intellectual property in the form of research and development cost from its principal shareholders during 2010 for 8,925,000 shares of its common stock, which was valued at $11,443. The acquired research and development cost was expensed upon completion of the acquisition. At both September 30, 2012 and December 31, 2011, the Company had paid cash in the total amount of $9,841 for additional software development.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

•	The Company’s product is not functional by June 30, 2012 (the Company’s product is functional as of June 30, 2012);
•	The Company has not sold at least 150 licenses by June 30, 2012 (None have been sold as of September 30, 2012);
•	The Registration Statement was not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (the Registration Statement was declared effective on May 14, 2012); or
•	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders.

Accordingly, in the event that the Company does not meet any of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company, but will retain a 60% interest in the technology of the Company. At such time, the Company may no longer have control of the technology.

NOTE 3: SENIOR CONVERTIBLE DEBENTURES

The Company issued $850,000 in Senior Secured Debentures ("Debentures") on June 17, 2011. The Debentures: are convertible into shares of the Company's common stock at a conversion price of $0.10 per share; mature on June 17, 2012; bear interest at the rate of 5% per annum, payable quarterly in arrears (the Company has the option to pay interest in common stock at the then prevailing conversion price); are secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. At September 30, 2012, the accrued interest of $54,668 is unpaid. The due date of the Debentures has been extended to December 15, 2012.

Events of default include: 1) the product not being functional within 12 months of the issue date of the Debentures; 2) the Company has not sold at least 150 licenses within 12 months of the issue date of the Debentures; 3) the Registration Statement was not declared effective by May 15, 2012 4) the issuance of any securities or incurrence of any debt without the prior written consent of the Debenture Holders; and 5) other customary events of default. The Registration Statement was not filed within 45 days of closing and the Company obtained a waiver from the Investors. The Company has received forbearances until December 15, 2012 from the investors with respect to the foregoing events of default.

The Debenture Holders were also issued Warrants to acquire a total of 4,250,000 shares of the Company's common stock at an exercise price of $0.15 per share for a five year term. See Note 8.

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

Proceeds from issue of Debentures and warrants	$850,000
Assigned to warrants	151,775
Balance assigned to Debentures	698,225
Amortization of amount assigned to warrants (included in interest expense)	151,775
Balance of Debentures at September 30, 2012	$850,000

The Company amortized the discount associated with the warrants over the life of the debentures. Interest expense includes amortization of $69,563 and $44,268 in the nine months ended September 30, 2012 and 2011 and $0 and $37,944 in the three months ended September 30, 2012 and 2011, respectively. The discount is fully amortized at September 30, 2012.

NOTE 4: NOTE PAYABLE

On June 11, 2012, the Company entered into and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which is payable at the maturity date of March 31, 2013. At September 30, 2012, accrued interest of $1,137 is unpaid. Interest expense in 2012 includes $943 and $1,137 in the three and nine months ended September 30, 2012, respectively.

NOTE 5: STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At September 30, 2012 and December 31, 2011 there were no shares issued and outstanding.

Common Stock - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At September 30, 2012 and December 31, 2011 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

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

The fair value of each group of warrants on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the warrants granted in June 2011. See Note 8.

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

The $151,775 was initially recorded as a credit to additional paid in capital and a reduction (discount) of the Debentures. As of September 30, 2012, $151,775 had been amortized to interest expense ($69,563in 2012) and credited back to the Debenture account. The $112,182 was recorded as a credit to additional paid in capital and expensed in non-cash compensation for officers in June 2011.

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

On June 17, 2011, the Company issued warrants to acquire 3,825,000 shares of the Company's common stock for a five year term at $0.15 per share to its two principal officers and shareholders. The warrants were valued at $112,182 and recorded as officers’ compensation. See Note 8.

At September 30, 2012, accrued expenses include accrued payroll for Michael Lebor of $46,093 and David Rosenberg of $22,614. Also at September 30, 2012, loans from employees includes a loan of $4,200 from David Rosenberg and $17,400 from another employee.

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

NOTE 8: SUBSEQUENT EVENT

The Company’s Senior Secured Debentures originally matured on June 17, 2012. Effective June 16, 2012, the holders of the Company’s Senior Secured Debentures (“Buyers”) agreed to forebear from enforcing any of their rights under the agreement prior to August 31, 2012.

On November 14, 2012, the Company, the Buyers and the principal shareholders of the Company (“Existing Shareholders”) entered into another Forbearance Agreement (“Agreement”). The terms of the agreement provide: a. the Agreement is not a waiver of existing defaults, but a forbearance of their rights by the Buyers until December 15, 2012; b. the 3,612,500 warrants held by the Existing Shareholders are cancelled and reissued to the Buyers pro-rata; c. the current members of the Company’s Board of Directors will resign and cause the election of 3 representatives of Buyer to constitute the full Board of Directors; d. the Board of Directors of TECH will add 2 representatives of Buyer and fix the size of TECH’s Board of Directors at four members; and e. the term of the warrants will be extended from five years to seven years.

The Company is currently working with the Buyers to complete documentation of the Agreement.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, not providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and not complying with any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our initial public offering although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Results of Operation

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Following is a summary of expenses for the three months ended September 30, 2012 and 2011.

	2012	2011

General and administrative expense	$140,238	$179,607
Research and development expense	50,735	25,252
	$190,973	$204,859

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time.

General and administrative expenses are summarized as follows:

	2012	2011

Payroll	$71,597	$72,111
Professional fees	45,614	63,338
Rent	9,750	9,852
Insurance	8,276	5,101
Other	5,001	29,205
	$140,238	$179,607

These costs are expected to increase in the future as additional funding becomes available and additional employees are hired. The Company has had reduced funding available in the 2012 quarter, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development cost primarily consists of payroll, technology costs, and other software development costs.

Other income (expense) consists of the following for three months ended September 30, 2012 and 2011.

	2012	2011

Interest expense	$(11,626)	$(56,694)
Interest income	-	567
	$(11,626)	$(56,127)

Interest expense for the three months ended September 30, 2012 includes an accrual of $10,683 for the accrued interest on the Debentures and $943 in accrued interest on the new loan. Interest expense in 2011 includes $37,944 in amortization of the discount of the Debentures, $8,125 in amortization of prepaid loan fees and $10,625 for the accrued interest on the Debentures.

Interest income includes the interest earned on cash deposits.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Following is a summary of expenses for the nine months ended September 30, 2012 and 2011.

	2012	2011

General and administrative expense	$511,643	$179,607
Research and development expense	174,747	62,883
Non-cash compensation for officers	-	162,177
	$686,390	$404,667

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time.

General and administrative expenses are summarized as follows:

	2012	2011

Payroll	$244,193	$72,111
Professional fees	147,134	63,338
Rent	29,250	9,852
Insurance	30,556	5,101
Other	60,510	29,205
	$511,643	$179,607

These costs are expected to increase in the future as additional funding becomes available and additional employees are hired. The Company has had reduced funding available in the 2012 quarter, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development cost primarily consists of payroll, technology costs, and other software development costs.

Other income (expense) consists of the following for nine months ended September 30, 2012 and 2011.

	2012	2011

Interest expense	$(125,743)	$(66,143)
Interest income	171	567
	$(125,572)	$(65,576)

Interest expense includes an accrual of $31,647 for the accrued interest on the Debentures for the nine months ended September 30, 2012, $14,896 which represents the balance of the amortization of the prepaid loan cost, $69,563 which represents the balance of the amortization of the discount of the Debentures, $1,137 in accrued interest on the new loan and $8,500 which represents the amount paid to the Debenture holders to extend the required effectiveness date of the Registration Statement to May 15, 2012. Interest expense in 2011 includes $44,268 in amortization of the discount of the Debentures, $9,479 for amortization of prepaid loan fees and $12,396 for the accrued interest on the Debentures.

Interest income includes the interest earned on cash deposits.

Liquidity and Capital Resources and Going Concern

Historical information:

At September 30, 2012 and December 31, 2011, the Company had current assets of $1,616 and $406,572; current liabilities of $1,257,365 and $849,488; and a working capital deficit of $1,255,749 and $442,916, respectively.

During June 2011, the Company issued its 5% Senior Secured Notes with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500. On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013. By September 30, 2012, the Company had made only nominal expenditures for capital assets.

Evaluation of the amounts and certainty of cash flows:

On June 11, 2012, the Company received $75,000 in an unsecured loan from an unrelated individual with interest at 5% per annum which is due at maturity on March 31, 2013. The Company has completed initial development of its base software within the confines of the currently available cash and expects sales to commence when they have received additional funding. Pursuant to the terms of the Registration Rights Agreement, the Company was required to have the registration effective not later than May 15, 2012. The Form S-1 Registration was declared effective May 14, 2012.

Assuming a minimum funding of $3,000,000 is completed; the Company expects total costs of $4,852,000 (including technology development cost of $1,160,000) during the following twelve months. This cost projection assumes that revenues will develop during the period to support the increased employment level of $757,000, the increased sales and marketing costs of $936,000 and the increased legal and professional cost of $424,000.

If revenues do not develop during the following year, we estimate that total costs would exceed available cash by $1,852,000, assuming no reduction in projected expenses. However, if revenues do not develop, the Company would require fewer employees, could reduce sales and marketing expenses, could reduce technology development costs and also could reduce legal and professional costs. These reductions should allow the Company to meet its reduced obligations within the $3,000,000 minimum funding. If the Company is unable to reduce expenses sufficiently, it may require additional financing to complete its business plan. The Company borrowed $75,000 in June 2012, borrowed an additional $21,600 from employees during the quarter ended September 30, 2012 and will probably require additional short term loans until the minimum funding from the Form S-1 Registration can be available.

Cash requirements and capital expenditures:

We are currently budgeting $58,000 per month for operating costs and $5,000 per month for software development costs for the period, until sales commence. Based on the current cash balances and interim financing plans, the Company is attempting to maintain its current level of operations until the minimum funding is received. At that time, the Company expects to increase this funding to $40,000 - $114,000 per month until development is completed.

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

In July 2012, the officers of the Company have discontinued payment of all salaries, and the Company will either reduce or defer software development costs and professional services to assure that it can maintain some level of operations until the minimum funding can occur.

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

The holders of the Company’s Senior Secured Debentures have agreed to forbear from enforcing any of their rights under the Debenture agreements prior to December 15, 2012.

Expected changes in the mix and relative cost of capital resources:

If the Company Offering is unsuccessful, the Company expects it probably cannot develop its business plan at a slower pace and in a smaller size to develop sufficient revenue to become profitable. The Company would need to seek other forms of financing to meet its objectives. This would include convincing the debt holders to convert their debt to allow full use of funds that become available.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At September 30, 2012, we had no cash and no liquidity. The Company will require additional interim financing before it will be able to complete the minimum funding

Other prospective sources for and uses of cash:

The Company was unable to obtain the minimum funding from its Offering before June 1, 2012, and obtained an unsecured loan in the amount of $75,000 of interim funding to maintain its initial operations. In addition, employees loaned the Company $21,600 during the third quarter of 2012. The Company has reduced its current operating costs to approximately $50,000 per month, including $5,000 per month in initial software development cost, until sales start, at which time initial marketing and professional costs are expected to increase the monthly cash requirement to $83,000 per month on a minimum basis. The Company will require additional interim funding to meet minimum requirements until the minimum funding from the Form S-1 Registration can be obtained.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Our management has determined that, as of September 30, 2012, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

chatAND, Inc.

Date:	November 14, 2012	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date:	November 14, 2012	By:	/s/ Steven Berger
Steven Berger
Chief Financial Officer

