Form 10-K
period 2012-12-31
chatAND Inc
filed 2013-04-15
CIK 1529133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended: December 31, 2012

Commission File Number: 000-54587

chatAND, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2761655
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No)

5940 South Rainbow Blvd
Las Vegas, NV 89118
(Address of principal executive office) (Zip code)

321 West 44th Street
New York, New York 10036
(Former address of principal executive office) (zip code)

 (212) 245-1444
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class - None
Name of each exchange on which registered – N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class – Common Stock, Par Value $0.0001 per share
Name of each exchange on which registered – None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There is currently no established public market for the Company’s securities. The majority of the Company’s securities are currently held by the Company’s officers and debenture holders. No value is attributed to the shares held by non-affiliates.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2013, the registrant had outstanding 12,750,001 shares of its common stock, par value of $0.00001.

DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

chatAND, Inc. and Subsidiary
(Development Stage Companies)

Form 10-K Index

PART I

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws that involve a number of risks and uncertainties. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 1:    BUSINESS

Introduction

chatAND, Inc. (“Chat& or ChatAnd”) intends to provide online assistance, engagement and conversion solutions to e-commerce businesses by allowing real-time assistance to website visitors utilizing Video Conferencing, Screen Sharing and Collaborative Co-Browsing to increase sales conversion rates. The proposed technology platform connects businesses and their sales associates and customer service representatives (CSR’s), with website visitors and online shoppers seeking assistance while browsing their respective websites. The Chat& software is a 100% hosted no download SaaS” application that will allow a company’s live sales and support staff to connect directly with customers via 1-to-1 real-time sessions. We have not generated any revenues to date and had cash balances of $846 and $0 at March 31, 2013 and December 31, 2012, respectively. We have suspended active development activities.

Utilizing the powerful tools of Video-Chat and Co-Browsing (the joint navigation through the Internet by two or more people accessing the same web pages at the same time) Chat& aims to redefine the online shopping experience by recreating virtually all of the benefits of a live showroom environment. This Virtual e-showroom” will allow both customers and sales support staff to navigate the website together in real time while in a video conference. Our technology will allow our clients and their websites to offer a more personalized and relevant sales environment. The face-to-face component of Video-Chat alone is an incredibly powerful conversion tool; with the addition of Co-Browsing, Chat& aims to change the landscape of e-commerce. Chat&’s proposed video technology, online co-browsing and collaboration tools together with our e-commerce knowledge and internet marketing expertise, will help our clients by increasing sales, as well as customer satisfaction.

Bridging the gap between visitor traffic and desired sales conversion goals, our proposed technology aims to deliver precise and measurable returns by empowering our clients to:

●	Reduce shopping abandonment and increase sales conversion rates by intelligently interacting and engaging customers based upon their specific behavior

●	Increase average order values

●	Increase customer satisfaction

●	Reduce attrition rates of existing customers

●	Increase quantity of line items per order

●	Increase average total shopping cart value

With the emergence of Apple’s facetime, Skype Video-Chat and other similar Video-Chat applications into the mainstream, and the increase in internet bandwidth (Wimax, 4G) sales and support has moved from a two-dimensional experience . Simple text chat, which currently dominates the support market, will no longer be enough to satisfy the marketplace. It is only a matter of time until Video-Chat becomes the standard form of communication. With that in mind, Chat& intends for its application to be at the forefront of this new method of commerce, communication and collaboration.

We anticipate that anyone selling products or services on the Internet can benefit from Chat& services.

chatAND, Inc. was incorporated in the State of Nevada in 2010 and the Chat& service is in the final stage of development.

chatAND headquarters are at 330 West 42nd Street, 11th Floor, New York, NY 10036. Our telephone number is 212-245-1444 and our web address is www.chatand.com .

GLOSSARY

Agents- A direct or third party representative that is available to customers to offer support, typically but not limited to sales or customer support.

AOV- Short for average order value, it is the average dollar amount spent for each customer order.

B2B- business-to-business, the exchange of services, information and/or products from one business to another, as opposed to between a business and a consumer (see B2C).

B2C- business-to-consumer, the exchange of services, information and/or products from a business to a consumer, as opposed to between one business and another (see B2B)

Click to chat - a process where a customer clicks on a banner that is resident on a particular website, when the banner is clicked is launches the chat session where the customer and agent can interact in real time.

Conversion Tool- a tool or application used to increase the percentage of visitors who take a desired action (e.g. make a purchase or click an ad).

Conversion Rates- in online advertising it is the percentage of visitors who take a desired action (e.g. make a purchase or click an ad).

Co-Location- A server, usually a Web server, that is located at a dedicated facility designed with resources which include a secured cage or cabinet, regulated power,dedicated Internet connection, security and support. Co-location facilities offer the customer a secure place to physically house their hardware and equipment as opposed to locating it in their offices or warehouse where the potential for fire, theft or vandalism is much greater.

Collaborative Co-browsing- The ability for two separate parties to navigate the same webpage in real time from two separate connections.

Facetime- FaceTime is a video calling software application and related protocol developed by Apple for supported mobile devices running the iOS, in addition to Macintosh computers running Mac OS X 10.6.6 and higher. FaceTime is supported on any iOS device with a forward-facing camera (that is, all iOS devices released since the iPhone 4) and on any Macintosh computer equipped with a webcam, in particular those equipped with a FaceTime Camera

Hosted- A computer, usually a server, containing data, files, or programs that another computer can access by means of a network or modem.

Multi-level marketing (MLM)- A marketing strategy in which the sales force is compensated not only for sales they personally generate, but also for the sales of others they recruit, creating a downline of distributors and a hierarchy of multiple levels of compensation

Organic search- where results are returned based on the natural indexing of the Web site, as opposed to those that are returned based on paid advertising and editorial changes made by the search engine itself. The field of SEO I s largely based on making a Web site appear more prominently in organic search results for specific keywords. Also called natural search or unpaid search.

Paid search- A type of contextual advertising where Web site owners pay an advertising fee, usually based on click-throughs or ad views to have their Web site search results shown in top placement on search engine result pages

SaaS- Software as a Service, SaaS is a software delivery method that provides access to software and its functions remotely as a Web-based service. Software as a Service allows organizations to access business functionality at a cost typically less than paying for licensed applications since SaaS pricing is based on a monthly fee. Also, because the software is hosted remotely, users don't need to invest in additional hardware. Software as a Service removes the need for organizations to handle the installation, set-up and often daily upkeep and maintenance.

Scalable - ability to grow incrementally based upon current architecture and customer demand.

Shopping Cart Abandonment -  refers to visitors who add items to their online shopping cart, but exit without completing the purchase.

Products and Services

As a software-as-a-service (SaaS”) provider, Chat& will provide solutions on a hosted basis. This SaaS model offers significant benefits over local-based software, including lower up-front costs, faster implementation, lower total cost of ownership (TCO), scalability, cost predictability and simplified upgrades. Organizations that will adopt the architecture hosted and maintained by Chat& will generally eliminate the time, server infrastructure costs and IT resources required to implement, maintain and support traditional local based software. The only foreseeable cost to clients, besides the license fees, will be the installation of webcams on CSR workstations (if not already installed).

Chat&’s hosted platforms will support and manage real-time online interactions for businesses. By supplying a complete, unified customer history, our solutions will enable businesses to deliver a relevant, timely, personalized, and seamless customer experience.

The Chat& software platform will combine online site traffic monitoring software, with a sophisticated rules engine, to enable Chat& clients to proactively engage website visitors, based upon their behavior. This engagement solution will enable clients to maximize online revenue opportunities, improve sales conversion rates, and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. We believe our solution will identify website visitors who would have the highest possibility to convert, and engages them in real time with relevant content and offers, helping to generate incremental sales.  Chat& Business analytics will  include targeting for shopping cart abandonment behavior, closing and upselling orders, and boosting customer satisfaction, while maximizing agent productivity. Valuable insights into online sales initiatives and customer care issues are gained with informative real-time reports on conversion rates and abandonment. Using Chat& agents, clients will be able to segment visitors and target the best candidates for a chat in real time. Integration with Google Analytics will help customers accurately measure the impact of the chat channel on their sales and conversion rates.

Planned Revenue Streams

We have not generated revenues or secured clients to date. While our target customer base is e-commerce, retail, B2C and B2B websites, we intend to have multiple planned revenue streams that will help distinguish Chat& from its competitors.

1. Licensing - Selling a monthly per user license for each customer service representative. Potential market places include but are not limited to major retail e-commerce sites, MLM” Multi Level Marketing sales reps, real estate sales and rentals, and educational / lead generation communities.

2. Call Center / Selling Hours - To address the needs of many Small and Mid Size Businesses that do not have the personnel on staff to take advantage of this powerful technology with dedicated staff, Chat& plans to partner with multiple large call center operations to provide contract customer service representatives to our customers.

3. Lite - This product represents a paired down version of the Chat& product, with a limited time license to allow for a Chat& presence on time-sensitive selling sites (i.e. Craigslist, eBay) or for peak or unique promotional periods. This will allow the individual seller to leverage the tools of Chat& so they can interact 1-to-1 with their prospective buyers.

4. Video Affiliate Network (VAN) - A network of approved specialists” in their respective fields will serve as independent sales representatives for our clients’ e-commerce sites. Chat& would earn a commission from each sale that is converted by a VAN sales representative. VAN is intended to allow pre-approved personnel to log into a specific retailers website, corresponding to their expertise. For example, Bob the Plumber” can engage customers in a home improvement store to select the correct pipe for their kitchen sink project out of the myriad of products available on the store website. Bob the Plumber” would receive a pre-approved commission for each item he helped convert.

5. Mobile - Chat& has developed a mobile solution to facilitate the shopping experience for consumers using mobile devices. This new and seamless shopping experience will allow a co-browsing session accompanied by live video to free the consumer from the troublesome e-commerce navigation on smart phones where the ability to view merchandise and manage the transaction is difficult. Chat& Mobile will help retailers improve the mobile shopping experience and thereby increase conversions to sales.

6. Smart TV- Chat& is also developing a Smart TV app that will integrate the Chat& platform in to the consumers viewing and buying experience. Advertisers will soon be able to introduce 1-1 video chat as an option to sell their products during TV viewing sessions. If the consumer sees a product in a commercial or on a show, they will be able to select that product and engage a seller to learn more with live customer support, and facilitate the purchase transaction. Chat& will provide added value as it will also facilitate web browsing and navigation which can be troublesome due to the distance between the screen and the viewer.

Strategy

The key elements of Chat&’s business solutions strategy include:

1 - Sales

We intend to sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:

Direct Sales. Chat& will build and maintain a sales process that focuses on our solutions and industry expertise to deliver financial and operational value that support our client’s strategic initiatives. Our sales and marketing-focused solutions are intended to be targeted at business executives whose primary responsibility is maximizing online customer acquisition and sales. These executives have a vested interest in improving sales conversion rates, increasing application completion rates, and increasing average order value, as well as enhancing customer satisfaction. Chat& solutions are intended to appeal to professionals who hold responsibility for customer service and technical support functions within their organization, as well as enhancing customer satisfaction. Our proactive service solution enable these organizations to provide effective and timely customer service by deflecting costly phone calls and emails to a more cost efficient chat channel.

Vertical Specific Sales Efforts. As each vertical marketplace differs one from another, it is our intention to develop and maintain multiple sales teams that will focus on individual vertical marketplaces where they possess an intimate knowledge of the marketplace, customers and key decision makers. Some of the targeted vertical marketplaces include (but are not limited to): Real Estate, Medical, Financial, Education / Lead Generation, Multi-Level-Marketing.

Enterprise Level Sales.  Chat& intends to aggressively pursue the enterprise customer market with a direct sales effort focusing on senior executives that have a large enough operation and business platform to support the need for 50+ Chat& SaaS” licenses. We intend to hire a seasoned Enterprise Sales Executive to lead and develop a world class sales organization to develop this critical channel.

2 - Business Development

Chat& will focus on developing partnerships to generate revenue via referral partnerships and business development activities. By maximizing market coverage via partners who provide lead referrals and complementary products and services, we believe this channel will support revenue opportunities without incurring the costs associated with traditional direct sales. Some of the programs we aim to implement will include:

1.	Partnership with Call Centers

2.	Cross Marketing / Joint Venture / Re-Sellers Network

a.	Site Hosting Companies

b.	WebMasters

c.	Related Conversion Oriented Marketers

d.	Shopping Cart Platforms Providers

e.	Internet Marketers / Agencies

3 - Marketing

Our marketing efforts will be organized around the needs, trends and characteristics of our existing and prospective client base. We expect to market our products and services to executives responsible for the online channel and customer service operations of their organizations. Our primary focus markets are the financial services, retail, telecommunications, technology, and travel/hospitality industries, as well as Small & Medium businesses . Our integrated marketing strategy will include personalized lead generation campaigns to reach potential and existing clients using mediums such as paid and organic search, direct email and mail, traditional media via industry- and category-specific tradeshows and events, publications, affiliate marketing and telemarketing.

Our marketing strategy also encompasses public relations. As a result of relationships developed with the media and industry analyst community, we hope to gain positive media and editorial coverage.

4 - Integrated Brand Recognition.

Our brand name will be visible to both business users and consumers. When a visitor engages in a video chat on a customer’s website, our brand name is displayed on the Chat& dialogue window. We believe that this high-visibility placement will continue to create brand awareness and increased demand for our solutions.

5 - Technology Innovation: Increasing the Value of Our Service to Our Clients.

We plan to regularly add new features and functionality to our services to further enhance value to our customers. Because we directly manage the server infrastructure, we will be able to make new features available to our clients immediately upon release, without client or end-user installation of software or hardware. We plan to enhance our reporting, analysis and administrative tools as part of our overall portfolio of services, as well as our ability to capture, analyze and report on the substantial amount of online activity data we can collect on behalf of our clients to further our clients’ online strategies. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other innovations, we intend to reinforce our value proposition to clients, which we believe will result in additional revenue from new and existing clients over time.

6 - Evaluating Strategic Alliances and Acquisitions When Appropriate.

We will look to develop opportunities to form strategic alliances with or acquire other companies that can accelerate our growth or broaden our product offerings.

Market Opportunity.

While many sectors of the global economy are challenged to maintain historical growth rates, worldwide e-commerce continues to grow steadily. According to a recent J.P. Morgan report by senior analyst Imran Kahn, global e-commerce sales should reach $963 billion by 2013. According to this report, e-commerce growth will benefit from several trends including the emergent adoption of broadband, U.S. and e-commerce sales are expected to grow by 12%., which has a direct impact on CHAT&’s business. ( http://techcrunch.com/2011/01/03/j-p-morgan-global-e-commerce-revenue-to-grow-by-19-percent-in-2011-to-680b/ )

According to a Forrester Survey, Click-to-chat adoption has risen dramatically between 2009 and 2011. In 2009, 19% of online US consumers had used chat for customer service; by 2011 that number has nearly doubled to 37%. This increase is driven by an overall availability of Click-to-chat across a range of industries including retail, insurance, and financial services. In 2009 there was no marked difference between chat usage and generation; approximately one in five online users had used chat regardless of age. That situation has changed today. Click-to-chat adoption has increased to roughly one in four Seniors and has risen to nearly one-half of online consumers ages 18 to 32 years. At 62%, chat has the highest satisfaction among all online customer service channels in our survey.

According to another Forrester report, dated August 23, 2011 and Titled, “Capitalizing On Live Video Chat”, many eBusiness leaders are beginning to consider the business benefits of live video chat. This emerging touchpoint offers many benefits including supporting sales, reducing abandonment, and driving satisfaction. To meaningfully augment online customer service, the objective of live video chat must align with the unique value live video engagement brings to the customer service experience including enhancing the shopping experience with visual demonstrations, offering the benefits of an in-person consultation, and developing a trusted relationship, which are all aspects that we believe are inherent to the CHAT& platform. In the Forrester report, one of the sites being evaluated, has reported multiple business benefits from its live video chat deployment, including an average time on site that was 491% higher for video chat users, a conversion increase of 662%, and an average order value increase of 32%.

We believe that the positive trends in e-commerce described above, along with the diverse channels of consumer engagement worldwide, presents opportunities for growth for the Company.

Competition

The markets for online engagement technology and online customer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions. However, many of the current competitors to ChatAnd are software providers building their technology on the backbone of legacy hardware, architecture, systems and software. Examples of market participants attempting to migrate into ChatAnd’s planned direction include:

●	LivePerson - legacy text chat system built for customer support

●	FuzeMeeting - primary focus is video-conferencing

●	BoldChat - an hosted text chat system rather than SaaS

●	WhosOn & Talisma Chat - SaaS and hosted text chat

These competitors, some of whom hold significant client bases, have business models and technology that require enhancements or major overhauls as the market shifts from text based chat to the more engaging live audio and video chat technologies.

Competitive Technology

Video chat can be viewed as the third generation of live chat support.

●
Text-based Chat: Original live customer support was provided using text-based chat technology Initially it appeared at the request of customers on e-commerce websites, but later appeared on a variety of websites and on a proactive basis offering supportive to customers during the sales process.

●	Audio-based Chat: This technology later became available to further engage customers on a reactive and proactive basis. While the audio feature adds a second dimension to the chat experience, the added value has proven minimally effective.

Primary Competitors

In addition to larger and well financed companies that exist in the Text Only Chat space, we believe there are other direct competitors to the ChatAnd platform. Each of these competitors feature live video chat technology, and a variety of other features and underlying business models that will challenge ChatAnd in the market place.

●
LiveGuide from Netop: This SaaS solution offers Text, Audio and Video Chat features but does not provide a Click to Call feature. Netop is primarily a software vendor without the deep operational expertise offered by ChatAnd to assist clients in improving sales conversion rates with its advisory services.

●
VeeDesk from Vee24: This product provides an integrated work station with expensive television quality video equipment but lacks many of the software features offered by ChatAnd. They are positioned as in integrated high-end solution.

·	LiveExpert from ClairVista: This technology company provides a SaaS engagement solution that can be incorporated into client websites or operated in proprietary kiosks for on-site applications.

        In addition to the competitors mentioned above there are other companies in the marketplace that are very early stage and will attempt to recognize market share in this vertical space. Some of these companies are:

●	SaleMove.com
●	Whisbi.com
●	Covu.com

Other Competition

In addition to the primary competitors mentioned previously, there is a substantial group of small companies that are also considered competition to ChatAnd. These companies generally have niche offerings and compete on price and features, although the features are generally quite similar. Their systems are typically older technology and are hosted solutions built for text chat. While these customer engagement firms are part of the direct engagement market, there are a host of potential secondary competitors that could decide to enter ChatAnd’s marketplace.

●	Searchable knowledge management applications

●	Email service providers

●	Lead generation companies

●	Web analytics and online marketing service providers

●	CRM and other enterprise software companies

●	In-house online engagement solutions

●	Traditional offline customer service solutions, such as telephone call centers

Competitive Forces

We believe that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Compared to ChatAnd, some of our larger current and potential competitors may have:

●	Stronger brand recognition;

●	Existing customer relationships;

●	A wider range of products and services; and

●	Greater financial, marketing and research and development resources.

Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies, enabling them to:

●	Undertake more extensive marketing campaigns;

●	Adopt more aggressive pricing policies;

●	Make more attractive offers to businesses to induce them to use their products or services; and

●	Develop technology innovations.

Any change in the general market acceptance of the real-time sales, marketing and customer service solution business model or in online, real-time consumer advice services may harm our competitive position.

Such changes may allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, marketing, customer service and Web analytics applications or competitive consumer service offerings and solicit prospective clients within our target markets. Increased competition could result in pricing pressure, reduced operating margins and loss of market share.

Technology

The ChatAnd technology was developed with a unique architecture to provide live video chat from its inception. In comparison, competing platforms were developed to support predominantly text based chat. As a hosted service, ChatAnd when completed will be able to add additional capacity and new features quickly and efficiently. This will enable clients to scale quickly without disruption to their operations. It will also provide a relatively short development and implementation cycle.

Software Design

ChatAnd software is being designed for ease of use and lowest possible bandwidth requirements, and suitability with all web browsers. Visitors to client websites require only a standard Web browser and do not need to download software from ChatAnd in order to interact with client operators or to access the ChatAnd services.

ChatAnd software design is also based on open standards whose standard protocols facilitate integration with client legacy and third-party systems. Representative examples include:

●	Java

●	XML (Extensible Mark-up Language)

●	HTML (Hypertext Mark-up Language)

●	SQL (Structured Query Language)

●	HTTP (Hypertext Transfer Protocol)

●	FLASH / FLEX / ADOBE LCCS

The software is being built in modules to enable other services and functions. All user content will be converted and stored into a variable rich-media format. The platform stores session-based variable on the server. User sessions access the core management system (CMS) on the server to handle each connection and module. The CMS is expected to be updated and synchronized during each session to ensure high performance. Speed and performance are priorities within the operating environment and ChatAnd was developed to manage user sessions locally, resulting in a very fast connection, regardless of bandwidth.

By using server-side methods, the platform offers more security and uniformity for the user experience. The user experience is therefore facilitated by the end user by manipulating objects within the client side player.

An administrative tool set provides ease of control for account access. The system manages client and individual user accounts and related permissions.

Network Architecture

ChatAnd will integrate its software with a scalable and reliable network architecture. Increasing network capacity does not require new hardware for each new ChatAnd client. This network architecture is hosted in collocation facilities with redundant network connections, servers and other infrastructure, enabling superior availability.

Standard server application and load balancing are used across the servers in the network architecture to provide scalable service to meet variable customer demand. ChatAnd uses standard web tools to monitor its servers. These tools provide notification of system conditions across the entire network and across variety of metrics such as bandwidth. Monitoring is done 24/7 every day of the year.

We intend to utilize a backup server infrastructure housed at separate locations and provide primary hosting facilities with effective disaster recovery capability. For increased security, advanced firewall architecture and industry leading encryption standards are used. Clients may further encrypt their sensitive data using more advanced encryption algorithms.

Government Regulation

We will be subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet and the management of customer and consumer data such as, but not limited to, laws and regulations relating to user privacy, freedom of expression, data privacy, content and quality of products and services, taxation, advertising, information security and intellectual property rights. We expect to post on our website our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices to comply with applicable laws. Interpretation of user privacy and data protection laws, and their application to the Internet in the U.S. and foreign jurisdictions is ongoing. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.

Various U.S. and foreign jurisdictions impose laws regarding the collection of data. Some U.S. states have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods employed by our technology constitute spyware” or that our data monitoring methods are prohibited by applicable laws. If the scope of this type of legislation were changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our ability to conduct our business.

Domestic and foreign governments are also considering restricting the collection and use of Internet visitor data generally. Some jurisdictions are considering whether the collection of even anonymous data may invade the privacy of Web site visitors. If laws that limit data collection practices are enacted, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain of its basic functions that are based on collection of data. Requirements that a website must first obtain consent from its Web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services. We could also need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements.

Businesses using our products may collect personal information from their web users when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted and are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers. When required, we use a variety of data security procedures and practices such as encryption and masking algorithms to comply with applicable regulations, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof could significantly increase the economic burden to us of such compliance, and could negatively impact our business. The European Union and many countries within the European Union have adopted privacy directives or have imposed restrictions on the collection and use of data that are far more stringent, and impose more substantial burdens on subject businesses than current privacy standards in the United States. The U.S. federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. All of these domestic and international legislative and regulatory initiatives have the potential to adversely affect our clients’ ability to use our products.

A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:

●
Proposed regulations regarding monitoring of online behavioral data such as the proposed Do Not Track” regulations could potentially apply to some of our current or planned products and services. While there are currently many proposals by lawmakers and industry in this area, and several of those proposals, if adopted, would not be expected to materially impact our business, this is an evolving and unsettled area of regulation and any new significant restrictions or technological requirements imposed could have a negative impact on our business.

●
The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for third-party content delivered through our website and products. In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested and could change. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. While providers of online services currently are generally not held liable for activities of their third party users, changes in applicable laws imposing liability on providers of online services for activities of their users and other third parties could harm our business;

●
The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. Today, our policies limit use of our consumer-facing site to adults over 18 years of age; and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

In addition, because our services will be accessible worldwide, certain foreign jurisdictions have claimed, and others may claim, that we are required to comply with their laws, even if we don’t have a local presence, employees or infrastructure.

Intellectual Property and Proprietary Rights

We intend to rely on a combination of patent, copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements with our employees, consultants, clients, potential clients and strategic partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information.

Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is costly and difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.

Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services may be subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the Chat& services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

Employees

As of December 31, 2012 and 2011, we had 3 part-time and 4 full-time employees, respectively. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

ITEM 1A:    RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Form 10-K before making a decision to invest in our common stock. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Investing in our common shares are highly speculative in nature, involve a high degree of risk and should be undertaken only by an investor who can afford to lose their entire investment. Accordingly, investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-K.

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions. Established or new entities may enter the market in the near future, including those that provide solutions for real-time interaction online, or online consumer services related to real-time advice.

We will compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features.

Risks Related to Our Business

Capital needs of a minimum of $3,000,000 are necessary to execute our business strategy could increase substantially and we may not be able to secure additional financing to execute this strategy.

We have not generated any revenues to date and had a cash balance of $846 and $0 at March 31, 2013 and December 31, 2012, respectively. We have suspended active development activities. We will require additional funds to support our operations or the expansion of our business or to pay for acquisitions. We will need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock, and could have terms that impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

Assuming a minimum funding of $3,000,000, the Company expects to immediately ramp up sales and marketing efforts through staffing and advertising add additional support staff and expand technology development.

The Company's projections indicate that a minimum funding of $3,000,000 should provide more than adequate cash for the next twelve months of operations, with cash requirements, net of sales projections being approximately $3,000,000. However, in the event the Company's revenue projections are too optimistic or the expense projections are too conservative, this minimum funding could prove inadequate and require the Company to seek additional funding.

The Company has no operating history and as such an investor cannot assess the Company’s future profitability or performance.

Because the Company has no operating history, generated any revenue to date, or financial resources, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has no meaningful revenue results upon which an investor may judge its potential. As the Company emerges from the development-stage, it may in the future experience some or all of the following: under-capitalization, shortages, setbacks and the customary problems, delays and expenses encountered by any early stage business.

Because our independent registered public accounting firm issued their opinion with a “Going Concern” qualification, we may not be able to attract new capital.

Our financial statements for the years ended December 31, 2012 and 2011 indicated that the activities of the Company did not generate positive cash flow from operations, and that we incurred losses in developing this business. Our independent registered public accounting firm indicated that the Company would require additional funds to finance its operations. These conditions raise substantial doubt about our ability to continue as a going concern, which may have a detrimental effect on our ability to obtain additional financing.

Our quarterly revenue and operating results may be subject to significant fluctuations, which may adversely affect the trading price of our common stock.

We may in the future incur losses and experience negative cash flow, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may be as a result of a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

●	Delays in the introduction of our technology;

●	continued adoption by companies doing business online of real-time sales, marketing and customer service solutions;

●	continued adoption by individual experts and consumers of online real-time advice services;

●	changes in our pricing models, policies or the pricing policies of our current and future competitors;

●	our clients’ business success;
●	our clients’ demand for our services;

●	consumer demand for our services;

●	our ability to attract and retain clients;

●	the amount and timing of capital resources and capital expenditures and other costs relating to the commencement and expansion of our operations, including those related to acquisitions; and

●	the introduction of new services by us or our competitors.

Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

●	economic conditions specific to the Internet, electronic commerce and online media; and

●	general economic and political conditions.

Due to the foregoing factors, it is possible that our results of operations in one or more future quarters may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock could decline.

The ongoing global economic downturn that began in 2008 may adversely affect our business and results of operations.

The U.S. and other global economies have continued to experience an economic downturn that has affected all sectors of the economy, particularly in the financial services and retail industries, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business may be affected by these conditions, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may also cause our clients to experience difficulty in supporting their current operations and implementing their business plans. Our clients may reduce their spending on our services, may not be able to discharge their payment and other obligations to us, may experience difficulty raising capital, or may elect to scale back the resources they devote to customer service and/or sales and marketing technology, including services such as ours. The economic condition may also lead consumers and businesses to continue to postpone spending, which may cause our clients to decrease or delay their purchases of our products and services. If the current economic conditions continue or further deteriorate for us or our clients, we could be required to record charges relating to restructuring costs or the impairment of assets, may not be able to collect receivables on a timely basis, and our business, financial condition and results of operations could be materially adversely affected.

We expect that we will be required to incur during the 12 months after obtaining our next major financing an additional $50,000 for completion of the first release of our software, $25,000 for further development of our website, $1,882,000 for sales & marketing to promote and support introduction of the software, and $578,000 for operating expenses, which includes office expenses, legal and professional fees and miscellaneous expenses .

If we are not competitive in the markets for online sales, marketing and customer service solutions, or online consumer services, our business could be harmed.

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions. Established or new entities may enter the market in the near future, including those that provide solutions for real-time interaction online, or online consumer services related to real-time advice.

We will compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We will face significant competition from online interaction solution providers, including SaaS providers such as Live Person, Live Guide for Netop, Vee Desk for Vee24, and Live Expert for Claire Vista. We also face potential competition from Web analytics and online marketing service providers, such as Adobe and Google. We also face potential competition from larger enterprise software companies such as Oracle and SAP. In addition, established technology companies such as Google, Microsoft, Salesforce.com and Yahoo may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance and live advice.

Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business online choose real-time sales, marketing and customer service solutions from such providers.

Finally, we compete with clients and potential clients that choose to provide a real-time sales, marketing and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

We believe that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. As compared to our Company, some of our larger current and potential competitors have:

●	greater brand recognition;

●	more diversified lines of products and services; and

●	significantly greater financial, marketing and research and development resources.

Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

●	undertake more extensive marketing campaigns;

●	adopt more aggressive pricing policies; and

●	make more attractive offers to businesses or individuals to induce them to use their products or services.

Any change in the general market acceptance of the real-time sales, marketing and customer service solution business model or in online, real-time consumer advice services may harm our competitive position. Such changes may allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, marketing, customer service and Web analytics applications or competitive consumer service offerings and solicit prospective clients within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share. (See Our Business - Competition”)

The success of our business is dependent on securing and retaining clients and their purchase of services, as well as attracting new customers and consumer users to our consumer services.

We have not executed any agreements for our services with potential clients. Our business services agreements will generally have month to month terms. If a significant number of our clients, or any one client to whom we intend to provide a significant amount of services, were to terminate services, or reduce the amount of services purchased or fail to purchase additional services or delay payment of our fees, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service. We only depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. If our client retention rate declines, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Because of the historically small amount of services sold in initial orders, we will depend on the growth of our customer base and sales to new clients and sales of additional services to any existing clients.

New and developing regulatory or other legal requirements could materially impact our business.

We, and our customers, are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet such as, but not limited to, laws and regulations relating to user privacy, data privacy, content, advertising, information security and intellectual property rights. We post on our web site our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices to comply with applicable laws. Interpretation of user privacy and data protection laws and their application to the Internet in the U.S. and foreign jurisdictions is ongoing. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.

Various domestic and foreign jurisdictions impose laws regarding the collection of data. Some U.S. states have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods employed by our technology constitute spyware” or that our data monitoring methods are prohibited by applicable laws. If the scope of this type of legislation were changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our ability to conduct our business.

Domestic and foreign governments are also considering restricting the collection and use of Internet visitor data generally. Some jurisdictions are considering whether the collection of even anonymous data may invade the privacy of Web site visitors. If laws that limit data collection practices are enacted, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain of its basic functions that are based on collection of data. Requirements that a website must first obtain consent from its Web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services. We could also need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements.

Businesses using our products may collect personal information from their web users when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted and are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers. When required, we use a variety of data security procedures and practices such as encryption and masking algorithms to comply with applicable regulations, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof could significantly increase the economic burden to us of such compliance, and could negatively impact our business. European Union members have imposed restrictions on the collection and use of data that are far more stringent, and impose more substantial burdens on subject businesses than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives have the potential to adversely affect our clients’ ability to use our products.

Proposed regulations regarding monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. While there are currently many proposals by lawmakers and industry in this area, and several of those proposals, if adopted, would not be expected to materially impact our business, this is an evolving and unsettled area of regulation and any new significant restrictions or technological requirements imposed could have a negative impact on our business.

The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for third-party content delivered through our website and products. In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested and could change. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. While providers of online services currently are generally not held liable for activities of their third party users, changes in applicable laws imposing liability on providers of online services for activities of their users and other third parties could harm our business.

The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. Today, our policies limit use of our consumer-facing site to adults over 18 years of age.

In January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

We may be unable to respond to the rapid technological change and changing client preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may harm our business.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our clients’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new.

Sudden changes in client and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices such as but not limited to security standards could render Chat&’s services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

●	enhance the features and performance of our services;

●	develop and offer new services that are valuable to companies doing business online as well as Internet users; and

●	respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

If any of our services do not meet our clients’ or Internet users’ expectations, our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.

If new services require us to grow rapidly, this could place a significant strain on our managerial, operational, technical and financial resources. In order to manage our growth, we could be required to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

Our business is significantly dependent on our ability to retain our current key personnel, to attract new personnel, and to manage staff attrition.

Our future success depends to a significant extent on the continued services of our senior management team. Because we have suspended operations and are not paying compensation, we are at risk of losing senior management. The loss of the services of any member of our senior management team will have a material and adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to successfully recruit and integrate newly-hired senior managers who would work together successfully with our existing management team.

We may be unable to attract, integrate or retain other highly qualified employees in the future. If our retention efforts are ineffective, our ability to provide services to our clients would be materially and adversely affected. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company.

Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In addition, we may not be able to outsource certain functions.

We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make adjustments in the future. If the size of our staff is significantly reduced, either by our choice or otherwise, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

We will be dependent on technology systems and third-party content that are beyond our control.

The success of our services will depend in part on our clients’ online services as well as the Internet connections of visitors to websites, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. Our services rely both on the Internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by our services, our clients or Internet users may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant client relations problems.

In addition, we will rely in part on third-party service providers and other third parties for Internet connectivity and network infrastructure hosting, security and maintenance. These providers may experience problems that result in slower than normal response times and/or interruptions in service. If we are unable to continue utilizing the third-party services that support our Web hosting and infrastructure or if our services experience interruptions or delays due to third party providers, our reputation and business could be harmed.

We also depend on third parties for hardware and software and our consumer services depend on third parties for content. Such products and content could contain defects or inaccurate information. Problems arising from our use of such hardware or software or third party content could require us to incur significant costs or divert the attention of our technical or other personnel from our product development efforts or to manage issues related to content. To the extent any such problems require us to replace such hardware or software we may not be able to do so on acceptable terms, if at all.

Privacy concerns relating to the Internet are increasing, which could result in new legislation, negative public perception and/or user behavior that negatively affect our business.

We will collect data from live online Internet user dialogues and enable our clients to capture and save information about their Internet user interactions. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies, the effectiveness of the Chat& services could be impaired by restricting us from collecting information which may be valuable to our clients. The foregoing could have a material adverse effect our business, results of operations and financial condition.

In addition, privacy concerns may cause Internet users to avoid online sites that collect such behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our clients may be harmed by any laws or regulations that restrict the ability to collect, transmit or use this data. The European Union and many countries within the European Union have adopted privacy directives or laws that strictly regulate the collection and use of personally identifiable information of Internet users.

The United States has also adopted legislation which governs the collection and use of certain personal information, such as the Children’s Online Privacy Protection Act which directs the U.S. Federal Trade Commission to regulate the collection of data from children on commercial websites. The U.S. Federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection and use of personal information. These and other governmental efforts may limit our clients’ ability to collect and use information about their interactions with their Internet users through our services. As a result, such laws and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

We may be liable if third parties misappropriate personal information belonging to our clients’ Internet users.

The dialogue transcripts of the chats and email interactions between our clients and Internet users may include personal information, such as contact and demographic information. If third parties were able to penetrate our network security or otherwise misappropriate personal information relating to our clients’ Internet users or the text of customer service inquiries, we could be subject to liability. We could be subject to negligence claims or claims for misuse of personal information. These claims could result in litigation, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. The need to physically secure and securely transmit confidential information online has been a significant barrier to e-commerce and online communications. Any well-publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

We may be subject to legal liability and/or negative publicity for the services provided to consumers via our technology platforms.

We expect our technology platforms to enable representatives of our clients as well as individual service providers to communicate with consumers and other persons seeking information or advice on the Internet. The law relating to the liability of online platform providers such as us for the activities of users of their online platforms is often challenged in the U.S. and internationally. We may be unable to prevent users of our technology platforms from providing negligent, unlawful or inappropriate advice, information or content via our technology platforms, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our technology platforms.

Claims could be made against online services companies under both U.S. and foreign law such as fraud, defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated by users of our technology platforms. In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the Internet of certain types of information. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.

The Digital Millennium Copyright Act, or DMCA, is intended, among other things, to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights or rights of others. Additionally, portions of The Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third party content. A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. Important questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we cannot guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

Our consumer service will allow consumers to provide feedback regarding service providers. Although all such feedback is generated by users and not by us, claims of defamation or other injury could be made against us for content posted on our websites. Our liability for such claims may be higher in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled.

If we become liable for information provided by our users and carried via our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

In addition, negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our technology platforms could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand.

In the future, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, either of which could harm our business. Any costs incurred as a result of potential liability relating to the sale of unlawful services or the unlawful sale of services could harm our business.

In addition to privacy legislation, any new legislation or regulation regarding the Internet, software sales or export and/or the Software-as-a-Service industry, and/or the application of existing laws and regulations to the Internet, software sales or export, and/or the Software-as-a-Service industry could create new legal or regulatory burdens on our business that could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we operate outside the U.S., the international regulatory environment relating to the Internet, software sales or export, and/or the Software-as-a-Service industry could have a material adverse effect on our business, results of operations and financial condition.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

Our products and services involve the storage and transmission of users’ and customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.

We are subject to the risk of claims alleging infringement of third-party proprietary rights. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the Chat& services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.

Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying the Chat& services. It is possible that:

●	any issued patent or patents issued in the future may not be broad enough to protect our intellectual property rights;

●
any issued patent or any patents issued in the future could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in the patents;

●	current and future competitors may independently develop similar technologies, duplicate our services or design around any patents we may have; and

●
effective patent protection may not be available in every country in which we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the U.S. or where enforcement of laws protecting proprietary rights is not common or effective.

Further, to the extent that the invention described in any U.S. patent was made public prior to the filing of the patent application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret, trademark and other common law in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. Any steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes or other intellectual property.

Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

Technological or other defects could disrupt or negatively impact our services, which could harm our business and reputation.

We face risks related to the technological capabilities of our services. We expect the number of interactions between our clients’ operators and Internet users over our system to increase significantly as we begin to expand our client base. Our network hardware and software may not be able to accommodate this additional volume. Additionally, we will be required to continually upgrade our software to improve the features and functionality of our services in order to be competitive in our markets. If future versions of our software contain undetected errors, our business could be harmed. If third-party content is flawed, our business could be harmed. If we experience system failures or degraded response times, our reputation and brand could be harmed. We may also experience technical problems in the process of installing and initiating the Chat& services on new Web hosting services. These problems, if not remedied, could harm our business.

Our services also depend on complex software which may contain defects, particularly when we introduce new versions onto our servers. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software. These defects could result in:

●	damage to our reputation;

●	lost sales;

●	delays in or loss of market acceptance of our products; and

●	unexpected expenses and diversion of resources to remedy errors.

Our services are subject to payment-related risks.

For certain payment methods, including credit and debit cards, we will be required to pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We will rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We will also be subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be adversely affected.

Through our consumer-facing platform, we intend to facilitate online transactions between individual service providers who provide online advice and information to consumers. In connection with these services, we expect to accept payments using a variety of methods, such as credit card, debit card and PayPal. These payments are subject to “chargebacks” when consumers dispute payments they have made to us. Chargebacks can occur whether or not services were properly provided. Susceptibility to chargebacks puts a portion of our revenue at risk. We intend to take measures to manage our risk relative to chargebacks and to recoup properly charged fees, however, if we are unable to successfully manage this risk our business and operating results could be adversely affected. As we intend to offer new payment options to our users, we may be subject to additional regulations, compliance requirements, and fraud.

Our services are subject to a number of other laws and regulations.

We are also subject to a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business.

Failure to license necessary third party software for use in our products and services, or failure to successfully integrate third party software, could cause delays or reductions in our sales, or errors or failures of our service.

We will be required to license third party software and other intellectual property that we plan to incorporate into our products and services. In the future, we might need to license other software to enhance our products and meet evolving customer requirements. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology could be difficult to replace once integrated. The loss of, or inability to obtain, these licenses could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software, and new licenses could require us to pay higher royalties. If we are unable to successfully license and integrate third party technology, we could experience a reduction in functionality and/or errors or failures of our products, which may reduce demand for our products and services.

Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the impact of new technology integration on our existing technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

Factors which are partially or entirely outside of our control may in part affect our reputation and our ability to engage and retain clients.

Our services typically will appear under the Chat& brand or as a Chat&-branded icon on our clients’ websites. The customer service operators who respond to the inquiries of our clients’ Internet users are employees or agents of our clients; they will not be our employees. The experts who respond to the inquiries of Internet users may be independent consultants or agents of our clients; they will not be our employees. As a result, we will not be able to control the actions of these operators or experts. In addition, an Internet user may not know that the operator or expert is not a Chat& employee. If an Internet user were to have a negative experience in a Chat&-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our business services might be aided by the prominent placement of the chat& icon on a client’s website, over which we also have no control.

Risks Related to Our Industry

We are dependent on the continued growth and acceptance of the Internet as a medium for commerce, and the related expansion of the Internet infrastructure to enable our business to expand.

We cannot be sure that a sufficiently broad base of consumers will continue to use the Internet as a medium for commerce. Accordingly, convincing our clients to offer real-time sales, marketing and customer service technology may be difficult. The continuation of the Internet as a viable commercial marketplace is subject to a number of factors, including:

●	continued growth in the number of users;

●	concerns about transaction security or security problems such as viruses” and worms” or hackers;

●	Concerns about the security of confidential information online;

●	continued development of the necessary technological infrastructure;

●	development of enabling technologies;

●	uncertain and increasing government regulation; and

●	the development of complementary services and products.

To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. We also depend on Internet service providers that provide our clients and Internet users with access to the Chat& services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our clients’ sites (including the Chat& dialogue windows) in particular. If the use of the Internet fails to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we may not maintain profitability and our business, results of operations and financial condition will suffer.

Future regulation of the Internet may slow our growth, resulting in decreased demand for our services and increased costs of doing business.

State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online. These laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our services, which could reduce demand for our services.

The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication, could decrease demand for our services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the Internet and other online services could increase our costs and harm our growth.

There is no public market for the Company’s shares which may make it difficult for investors to sell their stock.

An investor must be fully aware of the long-term nature of an investment in the Company. If for any reason the common stock is not listed on the OTC Bulletin Board or other exchange, or a significant public trading market does not otherwise develop, investors holding shares of the Company’s stock may have difficulty selling their common stock should they desire to do so.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product and service offerings. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute any business opportunities that we may determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	our ability to raise substantial additional capital to fund the implementation of our business plan;

•	our ability to execute our business strategy;

•	the ability of our services to achieve market acceptance;

•	our ability to manage the expansion of our operations;

•	our ability to attract and retain qualified personnel;

•	our ability to manage our third party relationships effectively; and

•	our ability to accurately predict and respond to the regulatory and structural changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

The success of the Company depends in large part upon the abilities and continued service of its executive officers, particularly Mr. Michael Lebor, Secretary and Chief Executive Officer, and Mr. David Rosenberg, President. Because we have suspended operations and are not paying compensation, we are at risk of losing senior management There can be no assurance that the Company will be able to retain the services of such officers and employees. The failure of the Company to retain the services of Messrs. Michael Lebor, and/or David Rosenberg, and other key personnel could have a material adverse effect on the Company. The Company at the present time has employment agreements with the above referenced individuals, along with non-compete agreements; however, the Company has not procured key person life insurance policies on these individuals. In addition due to the current lack of available operating capital, the company has not been able to maintain the compensation packages for any of the employees, including all of the executive officers. As a result, the executives and the employees of the company while dedicating time to the continued business model of CHAT&, are not working as full time employees for CHATAND. During this interim period one or more of the executive employees are providing consulting services to multiple other technology companies While the executives still anticipate subsequent rounds of financing, if the financing does not close in a timely manner, it is possible that the company will not be able to re-engage these employees..

Risks Related to Ownership of our Common Stock and Warrants

Being a public company may strain the Company's resources, divert management’s attention and affect its ability to attract and retain qualified directors.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on the Company's personnel, systems and resources.

The Securities Exchange Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting, and report thereon in our periodic filings. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the Company's business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

There is a significant risk that our stock price may fluctuate dramatically which could negatively impact a shareholder’s investment in our common stock.

There is currently no market for our common stock. If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control including:

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•	general economic slowdowns;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	fluctuations in stock market prices and volumes; concern by potential investors that the sale of large number of shares of common stock may have a downward effect upon the market price of the stock ;

•	any financing transactions we may propose or complete.

If we fail to meet certain performance goals, our controlling shareholders will have the opportunity to surrender their stock in the Company, and in exchange receive a 60% interest in our technology.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, chatAND Tech, LLC, a Nevada limited liability company. chatAND Tech LLC’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for any of the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in chatAND Tech, LLC in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

•	The Company’s product is not functional by June 30, 2012 (product functional at June 30, 2012);

•	The Company has not sold at least 150 licenses by June 30, 2012 (no sales as of June 30, 2012);

•
The Registration Statement is not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (Registration Statement was declared effective on May 14, 2012); or

•	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders.

Because the Company does not meet certain of these performance goals, control of the subsidiary with the technology has evolved to holders of the Senior Secured Notes It is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company, but will retain a 60% interest in the technology of the Company. At such time, the Company may no longer have control of the technology. In such event, there will be a change in control of the Company. Additionally, the Company is dependent on Messrs. Lebor and Rosenberg for the further development of the technology. While we have had discussions with the holders of the Senior Secured Notes regarding a modification of this agreement, we have not reached a definitive agreement and there is no assurance that a modification agreement will be entered into. In such event, it is unclear that the Company will be able to continue its operations, or will be able to execute its business plan.

The Company does not intend to pay dividends to its common stockholders, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not anticipate paying dividends to its common stock shareholders, but anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, investors in the Company’s securities should not expect to receive dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their shares in the Company. Furthermore, even if a significant market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the shares could lose all or a significant portion of their value from the initial price paid by an investor.

The potential sale of a significant number of shares could encourage short sales by third parties and could depress our common stock and could have a dilutive effect.

If a public market develops for our stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock. If stockholders sell a significant number of shares of our common stock, the market price of our common stock may decline.

Sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by current stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. When permitted by Rule 144, sales under Rule 144 may be limited by the availability of current public information about us and, for selling shareholders who are affiliates, by limits on the number of shares which may be sold over certain periods of time, as well as by certain manner of sale provisions and notice requirements. If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

If a public market develops for our stock, shares may be unable to be sold at or near the quoted bid prices if a significant number of shares need to be sold.

The shares of our common stock are not currently quoted on the OTC Bulletin Board or any other securities market, accordingly, there has been no trading in our shares. We cannot give any assurance that a broader or more active public trading market for our common shares will develop or be sustained.

The market price and trading volume of shares of our common stock may be volatile.

If a public market develops for our stock, the market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, or competitors regarding their own performance, as well as general economic and industry conditions. In addition, when the market price of a company’s shares drops significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Risks related to ownership of our common stock

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (Securities Act) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

If we experience material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each fiscal year beginning with the first full fiscal year after the effective date of this offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, once we are no longer an emerging growth company as defined in the JOBS Act, an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

We are in the very early stages of the costly and challenging process of hiring personnel and compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, we would lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Our independent auditors will not be required to attest to their effectiveness while we are an emerging growth company under the JOBS Act. If our independent auditors determine we have a material weakness or significant deficiency in our internal control over financial reporting once our independent auditors begin their reviews, investors may lose confidence in us. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules implemented by the Securities and Exchange Commission (SEC) and the stock exchange on which we expect our common stock will be traded.

Although we may benefit from some of the disclosure and attestation deferrals for the period in which we remain an emerging growth company under the JOBS Act, we do not expect those deferrals to materially alter the costs and burdens we will experience as a public company. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are currently unable to estimate these costs with any degree of certainty. Greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies. If we are not able to comply with these requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. Because the JOBS Act has only recently been enacted, it is not yet clear whether investors will accept the more limited disclosure requirements that we may be entitled to follow while we are an emerging growth company. To the extent investors are not comfortable with a more limited disclosure regime, they may not be comfortable purchasing and holding our common stock if we elect to comply with the reduced disclosure requirements.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

If a trading market develops for our common stock, our common stock may be a low-priced security, or a “penny stock,” under rules promulgated under the Exchange Act.  A stock is considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

The principal result or effect of being designated a ”penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Securities Exchange Act of 1934. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

If securities or industry analysts do not publish research reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The future trading market for our common stock will be influenced in part by any research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us the trading price for our common stock and other securities could be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ and shareholders’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Certain conditions in the Senior Secured Notes may make it more difficult for us to issue additional securities.

We are bound by certain terms in our Senior Secured Notes which restrict our ability to issue senior securities. In addition to the price protection provisions contained therein, we can not issue any securities or incur any debt without the prior written consent of the Senior Secured Note Holders (See Description of Securities”). We can provide no assurances that we will be able to secure waivers from the holders of our Senior Secured Notes.

Shares eligible for future sale may adversely affect the market for our common stock.

In addition to our Common Stock and Senior Secured Notes, we presently have warrants to purchase 4,250,000 shares of our common stock outstanding. If and when these securities are converted and/or exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, certain of our existing shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month (or one year) holding period: (i) affiliated shareholders (or shareholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated shareholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

We do not expect a public trading market to commence for the Warrants currently owned by the Senior Secured Note Holders.

We do not expect a public trading market to commence for the Warrants currently owned by the Senior Secured Note Holders. Accordingly, the stockholders will be required to exercise the Warrants. Upon exercise, the underlying Common Stock can be sold pursuant to the Registration Statement filed May 14, 2012 (which we intend to keep effective for five years from that date. There is no assurance that the Company will keep such Registration Statement effective for a period of five years.

Because our executive officers, directors and their affiliates own approximately 90% of our voting stock, other shareholders’ voting power may be limited.

As of December 31, 2012, our executive officers and directors, and affiliates beneficially own or control approximately 94% of our outstanding common stock.  If those shareholders act together, they will have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

ITEM 2:    PROPERTIES

Effective January 1, 2013, the Company relocated into temporary space on a month-to-month basis. The agreement calls for rent in the amount of $600 per month through March 2013. Temporary office space for the Company’s operations is currently provided by the Company’s officers. The Company’s mailing address is 5940 South Rainbow Blvd, Las Vegas, Nevada 89118.

Our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3:    LEGAL PROCEEDINGS

Not applicable.

ITEM 4:    MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5:   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

We have registered our Common Stock, $0.00001 par value pursuant to Section 12 (g) of the Securities Exchange Act and intend to comply with our filing and reporting obligations thereunder.

There is currently no established public trading market for the Company’s securities. A trading market in the securities may never develop.

Number of Shareholders and Total Outstanding Shares

As of March 22, 2013 and December 31, 2012, there were 17,750,001 shares issued and 12,750,001 shares outstanding, held by approximately 8 shareholders of record. Effective June 3, 2011, the Board of Directors approved a 127,500 for 1 forward split of the authorized, issued and outstanding common stock of the Company and a decrease in the par value per share from $3,333 to $0.00001. An amendment to the Company’s certificate of incorporation reflecting these changes was filed in Nevada on June 3, 2011. All share references have been restated to give effect to the forward split as if it happened prior to the periods presented.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Warrants

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

The $151,775 was initially recorded as a credit to additional paid in capital and a reduction (discount) of the Debentures. As of December 31, 2012, the $151,775 had been amortized to interest expense ($69,563 in 2012 and $82,212 in 2011) and credited back to the Debenture account. The $112,182 was recorded as a credit to additional paid in capital and expensed in non-cash compensation for officers in June 2011. In November 2012, the warrants held by the non-employee and employee shareholders were cancelled, leaving the 4,250,000 warrants issued to Investors outstanding. The expiration date of the warrants held by the Investors was extended to June 17, 2018.

Escrow shares

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter. There were no sales during the quarter ended December 31, 2012.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Form 10-K. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-K.

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

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

During the years ended December 31, 2012 and 2011 the Company had no revenues.

Following is a summary of expenses for the years ended December 31, 2012 and 2011.

	2012	2011

General and administrative expense	$550,024	$379,040
Research and development expense	175,568	92,424
Non-cash compensation for officers	-	162,177
	$725,592	$633,641

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time.

General and administrative expenses are summarized as follows:

	2012	2011

Payroll	$244,165	$149,425
Professional fees	163,255	123,303
Rent	39,000	22,920
Insurance	41,170	12,421
Other	62,434	70,971
	$550,024	$379,040

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding available since June 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development cost primarily consists of payroll, technology costs, and other software development costs.

Other income (expense) consists of the following for the years ended December 31, 2012 and 2011.

	2012	2011

Interest expense	$(137,369)	$(122,837)
Interest income	171	874
	$(137,198)	$(121,963)

Interest expense includes $42,330 for the accrued interest on the Debentures for the year ended December 31, 2012, $14,896 which represents the balance of the amortization of the prepaid loan cost, $69,563 which represents the balance of the amortization of the discount of the Debentures, $2,080 in accrued interest on the new loan and $8,500 which represents the amount paid to the Debenture holders to extend the required effectiveness date of the Registration Statement to May 15, 2012. Interest expense in 2011 included $82,212 in amortization of the discount of the Debentures, $17,604 for amortization of prepaid loan fees and $23,021 for the accrued interest on the Debentures.

Interest income includes the interest earned on cash deposits.

Liquidity and Capital Resources and Going Concern

Historical information:

At December 31, 2012 and December 31, 2011, the Company had current assets of none and $406,572; current liabilities of $1,306,059 and $849,488; and a working capital deficit of $1,306,059 and $442,916, respectively.

During June 2011, the Company issued its 5% Senior Secured Notes with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500. On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013. By December 31, 2012, the Company had made only nominal expenditures for capital assets.

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

The offer of certain units under Form S-1 terminated in January 2013 and the Company will need to find alternate forms of financing. The Company borrowed $75,000 in June 2012, borrowed an additional $36,495 from employees and $15,000 from a stockholder during the last half of 2012 and will require additional short term loans until a more substantial funding source can be identified.

Cash requirements and capital expenditures:

We have not generated any revenues to date and have suspended active development activities. If funds become available, we are currently budgeting $58,000 per month for operating costs and $5,000 per month for software development costs for the period, until sales commence, assuming cash availability, until the minimum funding is received. At that time, the Company expects to increase this funding from $40,000 - $114,000 per month until development is completed. The Company has not had any cash available other then nominal loans from employees and shareholders and has discontinued accruing payroll. The Company’s continuing existence depends upon its ability to either complete the funding or find alternative sources of financing.

Discussion and analysis of known trends and uncertainties:

The Company does not expect that it can develop its business with the debt funding already received. The additional capital from the offering would have allowed the Company to more quickly expand the advertising and marketing efforts and build out the technology and thus grow revenues. However, alternative sources of financing will need to be found for the Company to develop its business.

In July 2012, the officers of the Company discontinued payment of all salaries, and the Company will either reduce or defer software development costs and professional services to assure that it can maintain some level of operations until the minimum funding can occur.

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

Accordingly, because the Company did not meet certain of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company and retain a 60% interest in the technology of the Company. In such event, it is unclear as to whether the Company will be able to continue its operations.

The holders of the Company’s Senior Secured Debentures have agreed to forbear from enforcing any of their rights under the Debenture agreements prior to December 20, 2012.

Expected changes in the mix and relative cost of capital resources:

The Company expects it probably cannot develop its business plan at a slower pace and in a smaller size to develop sufficient revenue to become profitable. The Company will need to seek other forms of financing to meet its objectives. This would include convincing the debt holders to convert their debt to allow full use of funds that become available.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At December 31, 2012, we had no cash and no liquidity. The Company will require additional interim financing before it can develop its business plan.

Other prospective sources for and uses of cash:

The Company was unable to obtain the minimum funding from its Offering before June 1, 2012, and obtained an unsecured loan in the amount of $75,000 of interim funding to maintain its initial operations. In addition, employees loaned the Company $36,495 and a stockholder loaned the Company $15,000 during the last half of 2012. During the fourth quarter the Company reduced its operating costs to near zero until an alternative source of funding can be identified and until sales start, at which time initial marketing and professional costs are expected to increase the monthly cash requirement to $83,000 per month on a minimum basis. The Company will require additional interim funding to meet minimum requirements until alternate financing arrangements can be obtained.

If the above events do not occur or the Company is unable to develop its business model, substantial doubt about the Company's ability to continue as a going concern exists.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. See Note 1 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC has suggested companies provide additional disclosure and commentary on their most critical accounting policies, which they defined as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Since we have not yet commenced operations, we have not yet defined our most critical accounting policies. See Note 1 to the consolidated financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHATAND, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Board of Directors
chatAND, Inc. and Subsidiary
5940 South Rainbow Blvd
Las Vegas, NV 89118

We have audited the accompanying consolidated balance sheets of chatAND, Inc. and Subsidiary (the “Company”) (development stage companies) at December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2012 and 2011 and the period from inception (May 14, 2010) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of chatAND, Inc. and Subsidiary, (development stage companies) as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011 and the period from inception (May 14, 2010) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company plans to raise additional capital to fund its operations during 2013. There is no assurance that the amount raised will be sufficient to complete its business plan. This condition raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, LLP
Turner, Stone & Company, LLP

Certified Public Accountants
Dallas, Texas
April 12, 2013

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$-	$391,676
Prepaid expenses	-	14,896
TOTAL CURRENT ASSETS	-	406,572
Property and equipment, net	7,610	7,257
Other intangible assets - intellectual property	9,841	9,841
TOTAL ASSETS	$17,451	$423,670

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$176,800	$46,030
Accrued expenses	152,764	23,021
Loans from shareholders and employees	51,495	-
Note payable	75,000	-
Senior convertible debentures	850,000	780,437
TOTAL LIABILITIES	1,306,059	849,488

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock: $0.00001 par value; 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares
authorized; 17,750,001 shares issued (Note 6) ; and 12,750,001 shares outstanding at December 31, 2012 and
December 31, 2011	128	128
Additional paid in capital	375,252	375,252
Accumulated deficit	(1,663,988)	(801,198)
TOTAL STOCKHOLDERS' DEFICIT	(1,288,608)	(425,818)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,451	$423,670

See accompanying notes to consolidated financial statements.

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011 and the period from
Inception (May 14, 2010) through December 31, 2012

			From
			Inception
	Years Ended		(May 14, 2010)
	December 31,		to December 31,
	2012	2011	2012
Revenue:
Total revenue	$-	$-	$-
Total revenue	-	-	-
Costs and expenses:
General and administrative expense	550,024	379,040	929,064
Research and development expense	175,568	92,424	313,586
Non-cash compensation for officers	-	162,177	162,177
Total expenses	725,592	633,641	1,404,827
Loss from operations	(725,592)	(633,641)	(1,404,827)
Other income (expense)
Interest income	171	874	1,045
Interest expense	(137,369)	(122,837)	(260,206)
Total other income (expense)	(137,198)	(121,963)	(259,161)
Net loss	$(862,790)	$(755,604)	$(1,663,988)

Net loss per share, basic and diluted	$(0.07)	$(0.06)
Weighted average shares outstanding	12,750,001	11,953,562

See accompanying notes to consolidated financial statements.

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Statement of Stockholders' Deficit
For the period from inception (May14, 2010) through December 31, 2012

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-in	Development
	Date	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at May 14, 2010		-	$-	-	$-	$-	$-	$-
Common stock issued for:		-	-	-	-
Cash	6/11/2010	-	-	15	49,995	-	-	49,995
Intellectual property	6/11/2010	-	-	70	233,310	(221,877)	-	11,433
Net loss		-	-	-	-	-	(45,594)	(45,594)
Amendment to Articles of
Incorporation	6/3/2011	-	-	10,837,415	(283,197)	283,197	-	-
Balance, December 31, 2010		-	-	10,837,500	108	61,320	(45,594)	15,834

Common stock issued for
services by officers	6/1/2011	-	-	1,912,501	20	49,975	-	49,995
Detachable warrants issued
with convertible debentures	6/17/2011	-	-	-	-	151,775	-	151,775
Warrants issued for services
by officers	6/17/2011	-	-	-	-	112,182	-	112,182
Net loss		-	-	-	-	-	(755,604)	(755,604)
Balance, December 31, 2011		-	-	12,750,001	128	375,252	(801,198)	(425,818)
Net loss		-	-	-	-	-	(862,790)	(862,790)
Balance, December 31, 2012		-	$-	12,750,001	$128	$375,252	$(1,663,988)	$(1,288,608)

See accompanying notes to consolidated financial statements.

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and the period
From Inception (May 14, 2010) to December 31, 2012

			From
			Inception
	Years Ended		(May 14, 2010)
	December 31,		to December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(862,790)	$(755,604)	$(1,663,988)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,956	711	2,759
Amortization of warrant cost	69,563	82,212	151,775
Common stock and warrants issued to officers for
compensation	-	162,177	162,177
Research and development cost acquired for stock	-	-	11,433
Change in assets and liabilities:
Prepaid expenses	14,896	(14,896)	-
Accounts payable	130,770	45,565	176,800
Accrued expenses	129,743	23,021	152,764
Net cash used by operating activities	(515,862)	(456,814)	(1,006,280)

Cash flows from investing activities:
Purchase of intellectual property	-	(6,500)	(9,841)
Purchase of furniture and equipment	(2,309)	(6,951)	(10,369)
Net cash used by investing activities	(2,309)	(13,451)	(20,210)

Cash flows from financing activities:
Proceeds from senior convertible debentures	-	850,000	850,000
Loan proceeds	75,000	-	75,000
Loans from stockholders and employees	51,495	-	51,495
Sale of common stock	-	-	49,995
Net cash provided by financing activities	126,495	850,000	1,026,490
Net increase (decrease) in cash and cash equivalents	(391,676)	379,735	-
Cash and cash equivalents, beginning of period	391,676	11,941	-
Cash and cash equivalents, end of period	$-	$391,676	$-

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$8,500	$-	$8,500
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for research and development cost	$-	$-	$11,433

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

Going Concern
The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $1,663,988 during the period from inception (May 14, 2010) through December 31, 2012. The loss includes $162,177 in non-cash compensation and $151,775 in amortization of warrant cost.

The Company completed funding of $850,000 in secured convertible debentures in June 2011. The debentures were due June 17, 2012. The due date of the secured convertible debentures was extended until December 15, 2012. The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note is due March 31, 2013. The Company attempted to raise a minimum of $3,000,000 with a Form S-1 Registration; however, the offering terminated in January 2013 without any sales of securities. The Company is seeking alternative financing sources. There can be no assurance that the Company will be successful in raising the funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company's goals.

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

Stock option plans
Pursuant to Board of Directors and stockholder approval, the Company adopted its 2011 Equity Incentive Plan effective June 1, 2011 (the "Plan") whereby it reserved for issuance up to 10,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options ("ISO") and Non-Statutory Stock Options ("NSO") may be granted under the Plan. Restricted Stock may also be granted under the Plan. As of December 31, 2012, no shares had been granted and there were still 10,000,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan and there were no options outstanding.

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

Deferred income taxes

Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method at currently enacted income tax rates applicable to the period assets and liabilities are expected to be realized or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not those assets will be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Interest expense and penalties associated with income tax obligations are classified as interest expense and general and administrative expense, respectively.

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2012 and 2011, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings (loss) per share are the same.

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

Property and equipment

Property and equipment and software development costs are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years). Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Computer and office equipment is generally three to five years and office furniture is generally seven years.

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

Recent accounting pronouncements

The Company has evaluated all recent accounting pronouncements through April 12, 2013, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

The Company acquired its initial intellectual property in the form of research and development cost from its principal shareholders during 2010 for 8,925,000 shares of its common stock, which was valued at $11,443. The acquired research and development cost was expensed upon completion of the acquisition. At both December 31, 2012 and 2011, the Company had paid cash in the total amount of $9,841 for additional software development.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

•	The Company’s product is not functional by June 30, 2012 (the Company’s product was functional as of June 30, 2012);
•	The Company has not sold at least 150 licenses by June 30, 2012 (None have been sold as of December 31, 2012);
•
The Registration Statement was not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (the Registration Statement was declared effective on May 14, 2012); or

•	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders.

Accordingly, because the Company did not meet certain of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company, but will retain a 60% interest in the technology of the Company. At such time, the Company may no longer have control of the technology.

NOTE 3:   SENIOR CONVERTIBLE DEBENTURES

The Company issued $850,000 in Senior Secured Debentures ("Debentures") on June 17, 2011. The Debentures: are convertible into shares of the Company's common stock at a conversion price of $0.10 per share; mature on June 17, 2012; bear interest at the rate of 5% per annum, payable quarterly in arrears (the Company has the option to pay interest in common stock at the then prevailing conversion price); are secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. At December 31, 2012, the accrued interest of $65,351 is unpaid. The due date of the Debentures was extended to December 15, 2012 and the Debentures are currently past due.

Events of default include: 1) the product not being functional within 12 months of the issue date of the Debentures; 2) the Company has not sold at least 150 licenses within 12 months of the issue date of the Debentures; 3) the Registration Statement was not declared effective by May 15, 2012 4) the issuance of any securities or incurrence of any debt without the prior written consent of the Debenture Holders; and 5) other customary events of default. The Registration Statement was not filed within 45 days of closing and the Company obtained a waiver from the Investors. The Company received forbearance until December 15, 2012 from the investors with respect to the foregoing events of default.

The Debenture Holders were also issued Warrants to acquire a total of 4,250,000 shares of the Company's common stock at an exercise price of $0.15 per share for a five year term. The warrant expiration was extended until June 17, 2018. See Note 6 and 8.

The Debentures and the Warrants have standard anti-dilution protection for stock splits and other corporate matters.

The Debentures are convertible at $0.10 per share which exceeded the value of the stock on the date issued. Accordingly, there was no value assigned to a beneficial conversion feature. The Company utilized the Black Scholes valuation model to value the warrants sold with the Debentures. (See Note 6 for assumptions). The following summarizes the activity with the Debentures and warrants.

Proceeds from issue of Debentures and warrants	$850,000
Assigned to warrants	151,775
Balance assigned to Debentures	698,225
Amortization of amount assigned to warrants (included
in interest expense)	151,775
Balance of Debentures at December 31, 2012	$850,000

The Company amortized the discount associated with the warrants over the life of the debentures. Interest expense includes amortization of $69,563 and $82,212 in the years ended December 31, 2012 and 2011 respectively. The discount is fully amortized at December 31, 2012.

NOTE 4:   NOTE PAYABLE

On June 11, 2012, the Company entered into and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which is payable at the maturity date of March 31, 2013. At December 31, 2012, accrued interest of $2,080 is unpaid and included in interest expense. The note is past due as of April 1, 2013.

NOTE 5:   INCOME TAXES

The Company has not recorded a deferred tax benefit or expense for the period from inception through December 31, 2012, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax for the years ended December 31, 2012 and 2011 as follows:

	2012	2011

"Normally expected" income tax benefit	$293,300	$256,900
Increase (decrease) in taxes resulting from:
State income taxes net of federal tax benefit	34,500	30,200
Valuation allowance	(327,800)	(287,100)
Total	$-	$-

The Company has pre-operating costs which have been capitalized for income tax purposes until operations commence and a net operating loss in the total amount of $1,663,988 at December 31, 2012.

NOTE 6:          STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At December 31, 2012 and December 31, 2011 there were no shares issued and outstanding.

Common Stock - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At December 31, 2012 and 2011 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

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

The fair value of each group of warrants on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the warrants granted in June 2011. In November 2012, the term of the warrants owned by the Investors in the Debentures was extended from five to seven years. See Note 8.

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

The $151,775 was initially recorded as a credit to additional paid in capital and a reduction (discount) of the Debentures. As of December 31, 2012, $151,775 had been amortized to interest expense ($69,563in 2012 and $82,212 in 2011) and credited back to the Debenture account. The $112,182 was recorded as a credit to additional paid in capital and expensed in non-cash compensation for officers in June 2011. The 4,250,000 warrants issued to the non-employee and employee shareholders were cancelled in November 2012.

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

NOTE 7:   RELATED PARTY TRANSACTIONS

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

On June 17, 2011, the Company issued warrants to acquire 3,825,000 shares of the Company's common stock for a five year term at $0.15 per share to its two principal officers and shareholders. The warrants were valued at $112,182 and recorded as officers’ compensation. In November 2012, these warrants were cancelled. See Note 8.

At December 31, 2012, accrued expenses include accrued payroll for Michael Lebor of $46,093 and David Rosenberg of $22,614. Also at December 31, 2012, loans from shareholders and employees include a loan of $4,200 from David Rosenberg, $32,295 from another employee and $15,000 from a shareholder.

At December 31, 2012, federal and state payroll taxes in the total amount of $21,734 had not been paid to the appropriate taxing authority, the majority of which is trust fund taxes, which could become the personal responsibility of the responsible officer or employee.

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

NOTE 8:   COMMITMENTS AND CONTINGENCIES

Office lease
The Company executed a lease agreement for office space with the term commencing July 15, 2011 and ending July 31, 2012 at a monthly rate of $3,250, including utilities and other occupancy costs. The office lease continued beyond July 31, 2012 on a month-to-month basis under the same terms until December 31, 2012 when the Company moved to temporary space which it occupied on a month-to-month basis with a rental of $600 per month through March 2013. Temporary office space for the Company’s operations is currently provided by the Company’s officers. The Company’s mailing address is 5940 South Rainbow Blvd, Las Vegas, Nevada 89118. Rent expense amounted to $39,000 and $22,920 in 2012 and 2011, respectively.

Form S-1
The Company filed a Registration Statement on Form S-1 (“S-1”) with the SEC and subsequently filed pre-effective amendments. The Registration Statement was declared effective May 14, 2012. The Company offering under Form S-1 terminated in January 2013. The Selling Shareholders (Debenture Investors) portion of the S-1 is still effective for 8.500,000 shares of common stock and warrants to acquire 4.250,000 shares of common stock.

The Company has an obligation to maintain the effectiveness of the registration statement until the warrants are either exercised or expire. Since it is considered to be outside the Company’s control to guarantee we can maintain effectiveness of the registration statement, the portion of the proceeds allocated to the warrants will be recorded as a liability when funding occurs. Based on preliminary pricing, the warrant liability would be and for the minimum and maximum sales, respectively. The actual amount will be determined when the transaction is completed and may vary from the preliminary amount. Subsequently, the liability will be revalued at the end of each quarter until the warrants are either exercised or expire.

NOTE 9:   SUBSEQUENT EVENTS

During the three months ended March 31, 2013, shareholders and an employee loaned the Company $39,958. The majority of these funds were used to reduce accounts payable.

In April 2013, the Company reached an agreement with the $75,000 note holder to extend the due date until July 1, 2013.

ITEM 9: CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012. Our management has determined that, as of December 31, 2012, the Company's disclosure controls and procedures are effective.

Management's report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States' generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2012.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals constitute our Board of Directors and executive officers:

Name	Position(s)

David Rosenberg (1)	President

Michael Lebor (1)	Chief Executive Officer and Secretary

Steven Berger (1)	Chief Financial Officer

David Berger (1)	Director

Kenneth Londoner (1)	Director

Richard Rosenblum (1)	Director

David Rosenberg Age 28 Mr. Rosenberg is the President and a Director of the Company. Mr. Rosenberg finished advanced Talmudic studies in Israel. From 2007 to 2008, Mr. Rosenberg served as search engine optimization specialist with B&H Photo Electronics in New York. Since March 2009, Mr. Rosenberg served as Director of e-Commerce for M. Fried, Inc in New York, which post he will retain until the effectiveness of this Registration Statement. Mr. Rosenberg has also served as a consultant to various internet based companies.

Michael Lebor Age 38 Mr. Lebor has served as Chief Executive Officer, Secretary, and a Director of the Company since its inception. Mr. Lebor earned a Bachelor’s Degree in History from Queens College of the City University of New York. For the five years prior to joining the Company at the end of 2010, Mr. Lebor served as Vice President for Marketing and Sales of M. Fried Store Fixtures, Inc. In that capacity, he pioneered the Company’s entry into internet marketing and managed all aspects of the company’s direct sales across all sales channels. From 1996 to 2003, Mr. Lebor served as Chief Executive Officer of flower.com, Inc. In connection therewith, Mr. Lebor personally guaranteed certain obligations of the company. When flower.com, Inc. was unable to secure financing as a result of adverse securities market conditions, Mr. Lebor, in 2005 filed a personal bankruptcy petition in the U.S. District Court for the Eastern District of New York which was discharged. His broad experience in technology will be of valuable assistance to the Company.

Steven Berger Age 52 Mr. Berger is our Chief Financial Officer on a part-time basis. Mr. Berger is also the current Chief Financial Officer, Secretary and Treasurer of Alliqua, Inc., a publicly-traded biomedical company (ALQA” - OTCBB) based in New York City. Mr. Berger also serves as Chief Operating Officer of Harborview Advisors LLC, a New York-based investment firm focused on providing capital to small emerging growth companies. From February 2004 to December 2006, Mr. Berger was the Chief Financial Officer of Global/CHC Worldwide LLC, a chemical coatings company, and from October 1999 to January of 2004, Mr. Berger was President of Morgan Harris & Co. where he was involved in equity trading. From June 2000 to June 2003, Mr. Berger was Chief Financial Officer of Virtual BackOffice Inc., a company that provided "virtual" secretarial services using many of the similar technologies now being deployed by Chat& and from June 1983 to June 1999, Mr. Berger was the treasurer, controller and chief compliance officer with LaBranche & Co., one of the oldest and largest specialists in equity securities. Mr. Berger holds a Bachelor of Science degree in business administration with a concentration in finance from Boston University. We believe Mr. Berger’s experience in financial and corporate finance matters will be of value to the Company in connection with its financing efforts.

David Berger Age 40 Mr. Berger earned a Bachelor’s in Talmudic Studies degree from the Israel Torah Research Institute. Since 2007, Mr. Berger is the managing partner of Rosewood Realty Group, a real estate brokerage firm located in Manhattan. We believe Mr. Berger's experience in financial matters will be of value to the Company in connection with its financing efforts.

Kenneth Londoner Age 45 Mr. Londoner is a recognized and successful businessman and entrepreneur with over two decades of financial experience. After graduating from Lafayette College with a degree in economics and finance, Londoner accepted a position as a Financial Analyst for J. & W. Seligman & Co., now known as Seligman Investments. During this time, he evaluated a variety of industries, including medical technology, retail gaming, lodging, and the media and entertainment sector. Eventually, Mr. Londoner controlled two of the company's investment vehicles, the Seligman Growth and Capital Funds, overseeing nearly $1 billion in assets by age 25. In 1997, Mr. Londoner left J. & W. Seligman & Co. to found the U.S.-based hedge fund, Red Coat Capital Management, LLC. During his time with Red Coat, Mr. Londoner helped the hedge fund acquire over $950 million in assets. He dissolved Red Coat in 2002 and cofounded three different companies: Safe Ports, NewCardio, Inc., and BST Technologies, Inc. The latter two firms stand as leaders in software development. From 2007 to 2009 he served as - EVP Finance and as a Consultant to NewCardio, Inc. of Santa Clara, California, a medical device designer and developer. Since January 2009 he has been the Chairman and CEO of BioSig Technologies, Los Angeles, CA, a medical device designer and developer. Mr. Londoner helped raise nearly $18 million for New Cardio's business strategy and also assisted the company with an alternative public offering (APO). Since 2010, Mr. Londoner serves as the Managing Partner of Endicott Management Partners, LLC. In addition to managing the portfolios of his companies, Mr. Londoner relies on his business experience to aid smaller firms in obtaining the financing and tools to become successful corporations. Recently Londoner assisted InspireMD, an Israeli-based developer of a new stent platform, in obtaining $11 million of financing and announcing an APO. Mr. Londoner received his MBA from New York University's Leonard N. Stern School of Business in 1994 and serves on the Board of Directors for Safe Ports since 2005. We believe Mr. Londoner’s experience in financial and venture capital matters will be of value to the Company in connection with its financing efforts and implementation of its business

Richard Rosenblum, age 52, has been executive co-chairman of Alliqua, Inc., a publicly traded biomedical company, since October 1, 2012 and served as its president from May 11, 2010 through September 30, 2012 and has served as a member of its board of directors since June 7, 2010. Mr. Rosenblum has been a principal of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2004. Mr. Rosenblum was previously a managing director of investment banking for vFinance, Inc., a middle market investment banking and brokerage organization. From February 10, 2009 till January 2012, Mr. Rosenblum was a director of Celsia Technologies, Inc. From September 2006 to April 2010, Mr. Rosenblum was a director of Boxwoods, Inc., which changed its name to Duke Mining Company, Inc. in March 2009. From September 2006 to May 2007, Mr. Rosenblum was a director of Mill Basin Technologies, Ltd. From November 2006 to January 2008, Mr. Rosenblum was a director of Marine Park Holdings, Inc. From August 2009 to September 2009, Mr. Rosenblum was a director of HG Partners, Inc. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in finance and accounting. Mr. Rosenblum’s qualifications to serve on the board include his ability to cull from his varied capital markets experience strategic insights that provide guidance to the Company with respect to corporate governance and board functions.

We are not currently subject to any standards regarding the independence” of directors on our Board, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, we have elected to use the definition for director independence” under the NASDAQ Stock Market listing standards. Our Board has determined that each of Messrs. David Berger and Philip Friedman are independent directors under the NASDAQ Stock Market rules relating to director independence because each is a non-employee director, and none of them has any relationship with the Company or other person, which in the opinion of our Board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

(1) Address of each of these individuals is 330 West 42nd Street, 11th Floor, New York, New York 10036.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of reports furnished to us, Richard Rosenblum timely filed his Form 3. None of the other officers, directors or 10% shareholders timely filed any required Section 16(a) forms when required.

ITEM 11: EXECUTIVE COMPENSATION.

COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities for the years ended December 31, 2012 and 2011 and the period from inception (May 14, 2010) through December 31, 2010 awarded to, earned by, or paid to: (i) David Rosenberg, our President; (ii) Michael Lebor, our Chief Executive Officer and Secretary; and Steven Berger, our Chief Financial Officer (these individuals are referred to herein as the Named Executive Officers”).

						All Other
				Stock	Option	Compen-
		Salary (1)	Bonus (2)	Awards (3)	Awards (4)	sation (5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

David Rosenberg	2012	$60,114	$-	$-	$-	$-	$60,114
President	2011	$41,837	$-	$24,997	$56,091	$-	$122,925
	2010	$-	$-	$-	$-	$-	$-

Michael Lebor	2012	$123,978	$-	$-	$-	$-	$123,978
Chief Executive Officer and	2011	$83,654	$-	$24,998	$56,091	$-	$164,743
Secretary	2010	$-	$-	$-	$-	$-	$-

Steven Berger	2012	$7,000	$-	$-	$-	$-	$7,000
Chief Financial Officer	2011	$25,500	$-	$-	$-	$-	$25,500
	2010	$-	$-	$-	$-	$-	$-

Columns for non-equity incentive plan compensation and nonqualified deferred compensation earnings are omitted as the amounts are zero.

(1)
The dollar value of salary (cash and non-cash) paid or accrued is as follows. The total for Mr. Rosenberg includes $37,500 paid and $22,614 accrued in 2012 and $41,837 paid in 2011. The total for Mr. Lebor includes $77,885 paid and $46,093 accrued in 2012 and $83,654 paid in 2011. The total for Mr. Berger includes $7,000 paid in 2012 and $25,500 paid in 2011.

(2)	The dollar value of bonuses (cash and non-cash) earned.
(3)
On June 1, 2011, the Company issued 956,250 shares of its restricted common stock to each of its two principal officers for services rendered. The shares were valued at the same price for which other restricted shares were sold during that period.

(4)
On June 17, 2011, the Company issued warrants to acquire 1,912,500 shares of its common stock for a five-year term at $0.15 per share to each of its two principal officers. The warrants could be exercised when issued and were valued at $56,091 each using the Black-Scholes valuation method. In November 2012, these warrants were cancelled.

(5)	All other compensation includes compensation that does not belong in any other column in this table.

2011 Compensation

On June 1, 2011, the Company issued 956,250 shares of its common stock to each of its two principal officers, Mr. Rosenberg and Mr. Lebor, for services rendered. The shares were valued in accordance with ASC 718 at a total of $49,995 and recorded as officers’ compensation.

On June 17, 2011, the Company issued warrants to acquire 1,912,500 shares of the Company’s common stock for a five year term at $0.15 per share to each of its two principal officers, Mr. Rosenberg and Mr. Lebor. The warrants could be exercised when issued and were valued in accordance with ASC 718 at a total of $112,182 and recorded as officers’ compensation. These warrants were cancelled in November 2012.

On June 17, 2011, the Company entered into formal written employment agreements with our executive officers, David Rosenberg and Michael Lebor (collectively, the Executives”).

Employment Agreements

Pursuant to their respective employment agreements, Mr. Rosenberg serves as our President and Mr. Lebor serves as our Chief Executive Officer and Secretary at an annual salary of $150,000 each. Mr. Rosenberg has agreed to reduce his salary to $75,000 per annum until the effective date of the registration statement. The agreements entitle these executives to receive a net year-end performance bonus, based on performance measurements approved by the independent Directors, as well as certain other benefits. These executives are also subject to non-competition and confidentiality requirements. We may terminate these agreements at any time for cause.

Pursuant to the terms of each of the Agreements, upon a change of control of the Company, and upon a fundamental adverse change occurring in the employment of the particular Executive without the agreement of that Executive, the Executive has the option to terminate his employment and the Agreement, triggering the payment of a termination package consisting of an amount equal to the Executive’s base salary for the balance of the term, subject to any withholdings or deductions required by law.

Steven Berger will be compensated at the rate of $5,000 per month to serve as Chief Financial Officer.

Although we have not received any notification from any of the foregoing individuals, because we have suspended operations and are not paying compensation, we are at risk of losing the services of senior management.

Outstanding Equity Awards at Fiscal Year-End

The summary outstanding equity awards at fiscal year-end table sets forth information concerning equity awards for services rendered in all capacities for the years outstanding on December 31, 2012 and awarded to, earned by, or paid to: (i) David Rosenberg, our President; (ii) Michael Lebor, our Chief Executive Officer and Secretary; and Steven Berger, our Chief Financial Officer. In November 2012, the warrants issued to Mr. Rosenberg and Mr. Lebor were cancelled and there are no outstanding equity awards at December 31, 2012.

2011 Awards

On June 17, 2011, the Company issued warrants to acquire 1,912,500 shares of the Company’s common stock for a five year term at $0.15 per share to each of its two principal officers, Mr. Rosenberg and Mr. Lebor. The warrants could be exercised when issued and were valued in accordance with ASC 718 at a total of $112,182 and recorded as officers’ compensation. In November 2012, these warrants were cancelled.

Equity Incentive Plan

Pursuant to Board of Directors and stockholder approval, the Company adopted its 2011 Equity Incentive Plan on June 17, 2011 (the Plan”) whereby it reserves for issuance up to 10,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (ISOP”) and Non-Statutory Stock Options (NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan.

Securities Authorized For Issuance Under Equity Incentive Plans

As of December 31, 2012, there were 10,000,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan. As of the same date, there were no awards outstanding under the Plan.

Administration

We expect our board of directors will establish a compensation committee that, among other duties, will administer the Plan. The compensation committee will be composed of two members of the Board, a majority of whom will be non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended. Members of our compensation committee will serve at the pleasure of our Board.

Our Plan permits the Compensation Committee to grant the following types of awards.

Stock Options. Stock options are contractual rights entitling an optionee who has been granted a stock option to purchase a stated number of shares of our common stock at an exercise price per share determined at the date of the grant. Options are evidenced by stock option agreements with the respective optionees. The exercise price for each stock option granted under our Plan will be determined by our Board of Directors or a committee of the Board at the time of the grant, but will not be less than fair market value on the date of the grant. Our Board of Directors or a committee of the Board will also determine the duration of each option; however, no option may be exercisable more than ten years after the date the option is granted. Within the foregoing limitations, the Board of Directors or committee of the Board may, in its discretion, impose limitations on exercise of all or some options granted under our Plan, such as specifying minimum periods of time after grant during which options may not be exercised. Options granted under our Plan will vest at rates specified in the option agreement at the time of grant; however, all options granted under our Plan will vest upon the occurrence of a change of control, as defined in the Plan. Our Plan also contains provisions for our Board of Directors or a committee of the Board to provide in the participants’ option award agreements for accelerating the right of an individual employee to exercise his or her stock option or restricted stock award in the event of retirement or other termination of employment. No cash consideration is payable to us in exchange for the grant of options.

Our Plan provides that the stock options may either be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or Non-Qualified Options, which are stock options other than Incentive Stock Options within the meaning of Sections 422 of the Code. Incentive Stock Options may be granted only to our employees or employees of our subsidiaries, and must be granted at a per share option price not less than the fair market value of our common stock on the date the Incentive Stock Option is granted. In the case of an Incentive Stock Option granted to a shareholder who owns shares of our outstanding stock of all classes representing more than 10% of the total combined voting power of all of our outstanding stock of all classes entitled to vote in the election of directors, the per share option price must be not less than 110% of the fair market value of one share of our common stock on the date the Incentive Stock Option is granted and the term of such option may not exceed five years. As required by the Code, the aggregate fair market value, determined at the time an Incentive Stock Option is granted, of our common stock with respect to which Incentive Stock Options may be exercised by an optionee for the first time during any calendar year under all of our incentive stock option plans may not exceed $100,000.

The exercise price for Non-Qualified Options may not be less than the fair market value of our common stock on the date the Non-Qualified Option is granted. Non-Qualified Options are not subject to any of the restrictions described above with respect to Incentive Stock Options. The exercise price of stock options may be paid in cash, in whole shares of our common stock, in a combination of cash and our common stock, or in such other form of consideration as our Board of Directors or the committee of the Board may determine, equal in value to the exercise price. However, only shares of our common stock which the option holder has held for at least six months on the date of the exercise may be surrendered in payment of the exercise price for the options. In no event may a stock option be exercised after the expiration of its stated term.

Restricted Stock. Restricted shares of our common stock may be granted under our Plan subject to such terms and conditions, including forfeiture and vesting provisions, and restrictions against sale, transfer or other disposition as the Board of Directors or a committee of the Board may determine to be appropriate at the time of making the award. In addition, the Board of Directors or a committee of the Board may direct that share certificates representing restricted stock be inscribed with a legend as to the restrictions on sale, transfer or other disposition, and may direct that the certificates, along with a stock power signed in blank by the grantee, be delivered to and held by us until such restrictions lapse. The Board of Directors or a committee of the Board, in its discretion, may provide in the award agreement for a modification or acceleration of shares of restricted stock in the event of permanent disability, retirement or other termination of employment or business relationship with the grantee.

Director Compensation

For the years ended December 31, 2012 and 2011 and the period from inception (May 18, 2010) through December 31, 2010, the Company did not compensate its directors.

		Fees
		earned		All other
		or paid	Stock	Compen-
Name	Year	in cash	Awards	sation	Total

David Rosenberg *	2012	$-	$-	$-	$-
Michael Lebor *	2012	-	-	-	-
Kenneth Londoner	2012	-	-	-	-
Richard Rosenblum **	2012	-	-	-	-
Steven Berger	2012	-	-	-	-
David Berger	2012	-	-	-	-
Philip Friedman *	2012	-	-	-	-

* Resigned as director in November 2012
** Elected as director in November 2012

Required columns for Non-equity incentive plan compensation and Nonqualified deferred compensation earnings are omitted as all amounts are zero.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This table sets forth certain information regarding the ownership of our common stock as of January 1, 2012 by: (i) each director; (ii) each of our current executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least five percent of our common stock. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of	Common	Percent of	Escrow
Beneficial Owner (1)(2)	Shares	Class (5)	Shares (4)

David Rosenberg	5,737,500	45.00%	2,500,000
Michael Lebor	5,737,500	45.00%	2,500,000
Kenneth Londoner (3)	2,863,636	18.50%	-
Richard Rosenblum (6)	3,886,367	23.36%	-
Steven Berger	-	-	-
David Berger	-	-	-
All officers and directors as a group
(six persons)	18,225,003	94.12%	-

(1)	The address for each of these persons is 330 West 42nd Street, New York, New York 10036.
(2)
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities that are currently convertible or exercisable into shares of our common stock, or convertible or exercisable into shares of our common stock within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the other footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(3)
Includes 136,364 shares currently owned, 1,818,181 shares issuable upon conversion of Senior Secured Notes, and a warrant to purchase 909,091 shares of Common Stock held by Endicott Management Partners, L.P. over which Mr. Londoner has voting and investment control. Mr. Londoner disclaims beneficial ownership of the foregoing securities.

(4)
On June 17, 2011, the Company issued an aggregate of 5,000,000 shares of Common Stock to Messrs. Lebor and Rosenberg. Pursuant to the provisions of the Securities Purchase Agreement with the holders of the Senior Secured Notes, the shares are being held in escrow, and will be released to Messrs. Lebor and Rosenberg upon the following terms and conditions: 3,300,000 shares will be released upon the Company’s reaching $1,000,000 in audited revenues over any consecutive twelve month period with the remaining shares issued when the Company reaches $3,000,000 in audited revenues over any consecutive twelve month period. In the event either of the milestones is not reached by June 30, 2016, the remaining shares will revert to the Company. These milestones have not been met as of December 31, 2012. Messrs. Rosenberg and Lebor do not hold any Senior Secured Notes.

(5)	Does not include Escrow Shares.
(6)
Includes 136,364 shares currently owned, 1,818,181 shares issuable upon conversion of Senior Secured Notes, and a warrant to purchase 909,091 shares of Common Stock held by Harborview Value Master Fund L.P. over which Mr. Rosenblum and Mr. Stefansky has voting and investment control and includes 57,955 shares currently owned, 772,729 shares issuable upon conversion of Senior Secured Notes, and a warrant to purchase 386,365 shares of Common Stock held by The Corban LLC over which Mr. Rosenblum has voting and investment control. Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of such shares.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Messrs. Rosenberg and Lebor have entered into a Voting Agreement dated August 1, 2011. Under the Agreement, they have agreed to vote, Mr. Rosenberg or his designee and Mr. Lebor or his designee, as directors of the Company, and for any additional directors for whom they have voting powers. The Agreement further provides that in the event either Mr. Rosenberg or Mr. Lebor determines to sell their stock to a third party, no such sale shall be effective unless the other signatory to the Agreement is given the right to sell upon similar terms and conditions. The terms of the Agreement include any sales of shares in the public market. The Agreement is effective for a period of five years, and is binding on Messrs. Rosenberg and Lebor, their successors and assigns.

On June 17, 2011, the Company issued an aggregate of 5,000,000 shares of Common Stock to Messrs. Lebor and Rosenberg. As required under the terms of the Securities Purchase Agreement with the holders of the Senior Secured Notes, the shares are being held in escrow, and will only be released to Messrs. Lebor and Rosenberg upon the following terms and conditions: 3,300,000 shares will be released upon the Company’s reaching $1,000,000 in audited revenues over any consecutive twelve month period with the remaining shares issued when the Company reaches $3,000,000 in audited revenues over any consecutive twelve month period. In the event either of the milestones is not reached by June 30, 2016, the remaining shares will revert to the Company. Messrs. Rosenberg and Lebor are not holders of the Senior Secured Notes.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, chatAND Tech, LLC, a Nevada limited liability company. chatAND Tech LLC’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for any of the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in chatAND Tech, LLC in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

• The Company’s product is not functional by June 30, 2012;

• The Company has not sold at least 150 licenses by June 30, 2012;

• The Registration Statement is not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders; or

• The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders.

During 2010 the Company issued 4,462,500 shares to each of its directors and principal shareholders in exchange for intellectual property. The Company acquired the research and development module from its principal shareholders for 8,925,000 shares of its common stock which was valued at $11,443 during 2010. The $11,443 represents the cost of the research and development to the stockholders. The acquired research and development cost was expensed upon completion of the acquisition.

Mr. Steven Berger is Chief Operating Officer and Mr. Richard Rosenblum is a manager of Harborview Advisors LLC. Affiliates of Harborview Advisors LLC are the holders of Senior Secured Notes and Investor Warrants.

All future transactions between us and our officers, directors or five percent shareholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by our audit committee.

To the best of our knowledge, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000 or one percent of the average total assets at year end for each of the last two fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

At December 31, 2012, accrued expenses include accrued payroll for Michael Lebor of $46,093 and David Rosenberg of $22,614. Also at December 31, 2012, loans from shareholders and employees include a loan of $4,200 from David Rosenberg, $32,295 from another employee and $15,000 from a shareholder.

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES: For the fiscal years ended December 31, 2012 and 2011, Turner, Stone & Company, LLP billed the Company for services rendered through March 23, 2013, for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC as follows (the 2012 period will not include all billings for the audit):

	2012	2011

Audit and review services	$21,400	$8,500

AUDIT RELATED FEES: Our auditor billed additional fees associated with our Form S-1 filing as follows:

	2012	2011

Audit related fees	$13,300	$17,900

TAX FEES: Not applicable.

OTHER FEES: None.

The Audit Committee, consisting of our full board of directors, reviews, and in its sole discretion pre-approves, our independent registered public accounting firm’s annual engagement letter, including proposed fees and all audit and non-audit services provide by the independent registered public accounting firm. All services described above were pre-approved by our Audit Committee. The Board may not engage the independent registered public accounting firm to perform non-audit services proscribed by law or regulation.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of chatAND, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2012 and 2011
•	Consolidated Statements of Operations – For the years ended December 31, 2012 and 2011 and the period from inception (May 14, 2010) through December 31, 2012
•	Consolidated Statements of Stockholders’ Equity from inception (May 14, 2010) through December 31, 2012
•	Consolidated Statements of Cash Flows – For the years ended December 31, 2012 and 2011 and the period from inception (May 14, 2010) through December 31, 2012
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
10.3	Securities Purchase Agreement dated June 17, 2011 (1)
10.4	Form of Senior Secured Convertible Promissory Note (1)
10.5	Form of Warrant to Purchase Shares of Common Stock of chatAND, Inc. (1)
10.6	Registration Rights Agreement (1)
10.7	Employment Agreement dated June 17, 2011 with the Company’s President, David Rosenberg (1)
10.8	Employment Agreement dated June 17, 2011 with the Company’s Chief Executive Officer, Michael Lebor (1)
10.9	2011 Equity Incentive Plan (1)
10.10	Professional Services Agreement with On3, Inc. dated June 15, 2011 (1)
10.11	AEscrow Agreement with VStock Transfer dated May 1, 2012 (3)
10.12	AForm of chatAND, Inc. Investment Confirmation (3)
10.13	Form of Warrant for chatAND, Inc. (2)
10.14	Limited Voting and Shareholder Agreement dated August 1, 2011 with Michael Lebor and David Rosenberg (2)
10.15	Software Development Agreement dated September 21, 2011 with Collaboration Communications, Inc. (2)
10.16	Amazon Web Services, LLC agreement updated August 23, 2011 (4)
10.17	Forbearance Agreement dated November 17, 2012 (5)
21	Subsidiaries (3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (6)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (6)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (6)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (6)

(1)	Incorporated by reference to Form S-1 filed September 2, 2011.
(2)	Incorporated by reference to Form S-1/A filed November 22, 2011.
(3)	Incorporated by reference to Form S-1/A filed May 3, 2012.
(4)	Incorporated by reference to Form S-1/A filed March 14, 2012
(5)	Incorporated by reference to Form 8-K filed November 27, 2012
(6)	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: April 12, 2013	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: April 12, 2013	By:	/s/ Steven Berger
Steven Berger
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 12, 2013	Chairman, Chief Executive Officer,	/s/ Michael Lebor
	and Principal Executive Officer	Michael Lebor

April 12, 2013	Chief Financial Officer and Principal	/s/ Steven Berger
	Accounting Officer	Steven Berger

April 12, 2013	President	/s/ David Rosenberg
David Rosenberg

April 12, 2013	Director	/s/ David Berger
David Berger

April 12, 2013	Director	/s/ Kenneth Londoner
Kenneth Londoner

April 12, 2013	Director	/s/ Richard Rosenblum
Richard Rosenblum