Form 10-Q
period 2013-03-31
chatAND Inc
filed 2013-05-13
CIK 1529133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:     March 31, 2013

Commission File Number:     000-54587

chatAND, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2761655
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No)

5940 South Rainbow Blvd
Las Vegas, NV 89118
(Address of principal executive office) (zip code)

 (212) 245-1444
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of registrant’s common stock, par value $.00001 per share, as of April 30, 2013, was 12,500,001 shares.

chatAND, Inc. and Subsidiary
(Development Stage Companies)

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$845	$-
TOTAL CURRENT ASSETS	845	-
Property and equipment, net	7,092	7,610
Other intangible assets - intellectual property	9,841	9,841
TOTAL ASSETS	$17,778	$17,451

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$134,789	$176,800
Accrued expenses	185,733	152,764
Loans from stockholders and employees	91,453	51,495
Note payable	75,000	75,000
Senior convertible debentures	850,000	850,000
TOTAL LIABILITIES	1,336,975	1,306,059

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock: $0.00001 par value; 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares
authorized; 17,750,001 shares issued (Note 5) ; and
12,750,001 shares outstanding at March 31, 2013 and
December 31, 2012, respectively	128	128
Additional paid in capital	375,252	375,252
Accumulated deficit	(1,694,577)	(1,663,988)
TOTAL STOCKHOLDERS' DEFICIT	(1,319,197)	(1,288,608)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,778	$17,451

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012 and the period from
Inception (May 14, 2010) through March 31, 2013
(Unaudited)

			From
			Inception
	Three Months Ended		(May 14, 2010)
	March 31,		to March 31,
	2013	2012	2013
Revenue:
Total revenue	$-	$-	$-
Total revenue	-	-	-
Costs and expenses:
General and administrative expense	19,312	188,171	948,376
Research and development expense	-	75,786	313,586
Non-cash compensation for officers	-	-	162,177
Total expenses	19,312	263,957	1,424,139
Loss from operations	(19,312)	(263,957)	(1,424,139)
Other income (expense)
Interest income	-	155	1,045
Interest expense	(11,277)	(64,966)	(271,483)
Total other income (expense)	(11,277)	(64,811)	(270,438)
Net loss	$(30,589)	$(328,768)	$(1,694,577)

Net loss per share, basic and diluted	$(0.00)	$(0.03)
Weighted average shares outstanding	12,500,001	12,500,001

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Statement of Stockholders' Deficit
For the period from inception (May14, 2010) through March 31, 2013

(Unaudited)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-in	Development
	Date	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at May 14, 2010		-	$-	-	$-	$-	$-	$-
Common stock issued for:		-	-	-	-
Cash	6/11/2010	-	-	15	49,995	-	-	49,995
Intellectual property	6/11/2010	-	-	70	233,310	(221,877)	-	11,433
Net loss		-	-	-	-	-	(45,594)	(45,594)
Amendment to Articles ofIncorporation	6/3/2011	-	-	10,837,415	(283,197)	283,197	-	-
Balance, December 31, 2010		-	-	10,837,500	108	61,320	(45,594)	15,834
Common stock issued for services by officers	6/1/2011	-	-	1,912,501	20	49,975	-	49,995
Detachable warrants issuedwith convertible debentures	6/17/2011	-	-	-	-	151,775	-	151,775
Warrants issued for services by officers	6/17/2011	-	-	-	-	112,182	-	112,182
Net loss		-	-	-	-	-	(755,604)	(755,604)
Balance, December 31, 2011		-	-	12,750,001	128	375,252	(801,198)	(425,818)
Net loss		-	-	-	-	-	(862,790)	(862,790)
Balance, December 31, 2012		-	-	12,750,001	128	375,252	(1,663,988)	(1,288,608)
Net loss		-	-	-	-	-	(30,589)	(30,589)
Balance, March 31, 2013		-	$-	12,750,001	$128	$375,252	$(1,694,577)	$(1,319,197)

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 and the period
From Inception (May 14, 2010) through March 31, 2013
(Unaudited)

			From
			Inception
	Three Months Ended		(May 14, 2010)
	March 31,		to March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(30,589)	$(328,768)	$(1,694,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	518	402	3,277
Amortization of warrant cost	-	37,944	151,775
Common stock and warrants issued to officers for compensation	-	-	162,177
Impairment of capitalized Research and development cost	-	-	11,433
Changes in operating assets and liabilities:
Prepaid expenses	-	3,279	-
Accounts payable	(42,011)	22,820	134,789
Accrued expenses	32,969	12,285	185,733
Net cash used by operating activities	(39,113)	(252,038)	(1,045,393)

Cash flows from investing activities:
Purchase of intellectual property	-	-	(9,841)
Purchase of furniture and equipment	-	(2,308)	(10,369)
Net cash used by investing activities	-	(2,308)	(20,210)

Cash flows from financing activities:
Proceeds from senior convertible debentures	-	-	850,000
Proceeds from note payable	-	-	75,000
Loans from stockholders and employees	39,958	-	91,453
Sale of common stock	-	-	49,995
Net cash provided by financing activities	39,958	-	1,066,448
Net increase (decrease) in cash and cash equivalents	845	(254,346)	845
Cash and cash equivalents, beginning of period	-	391,676	-
Cash and cash equivalents, end of period	$845	$137,330	$845

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$-	$8,500	$8,500
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for research and development cost	$-	$-	$11,433

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2012, which is included in the Company’s Form 10-K.

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

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $1,694,577 during the period from inception (May 14, 2010) through March 31, 2013. The loss includes $162,177 in non-cash compensation and $151,775 in amortization of warrant cost.

The Company completed funding of $850,000 in secured convertible debentures in June 2011. The debentures were due June 17, 2012. The due date of the secured convertible debentures was extended until December 15, 2012 and are now past due. (Note 3) The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note was due March 31, 2013 and has been extended until October 1, 2013. (Note 8) The Company attempted to raise a minimum of $3,000,000 with a Form S-1 Registration; however, the offering terminated in January 2013 without any sales of securities. The Company is seeking alternative financing sources. There can be no assurance that the Company will be successful in raising the funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company's goals.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent accounting pronouncements

The Company has evaluated all recent accounting pronouncements through May 6, 2013, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

The Company acquired its initial intellectual property in the form of research and development cost from its principal shareholders during 2010 for 8,925,000 shares of its common stock, which was valued at $11,443. The acquired research and development cost was expensed upon completion of the acquisition. At both March 31, 2013 and December 31, 2012, the Company had paid cash in the total amount of $9,841 for additional software development.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

●	The Company’s product is not functional by June 30, 2012 (the Company’s product was functional as of June 30, 2012);
●	The Company has not sold at least 150 licenses by June 30, 2012 (None have been sold as of March 31, 2013);
●
The Registration Statement was not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (the Registration Statement was declared effective on May 14, 2012); or

●	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders. The Company obtained consent for the new debt issued.

Accordingly, because the Company did not meet certain of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company, but will retain a 60% interest in the technology of the Company. At such time, the Company may no longer have control of the technology.

NOTE 3:	SENIOR CONVERTIBLE DEBENTURES

The Company issued $850,000 in Senior Secured Debentures ("Debentures") on June 17, 2011. The Debentures: are convertible into shares of the Company's common stock at a conversion price of $0.10 per share; mature on June 17, 2012; bear interest at the rate of 5% per annum, payable quarterly in arrears (the Company has the option to pay interest in common stock at the then prevailing conversion price); are secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. At March 31, 2013, the accrued interest of $75,714 is unpaid. The due date of the Debentures was extended to December 15, 2012 and the Debentures are currently past due.

Events of default include: 1) the product not being functional within 12 months of the issue date of the Debentures; 2) the Company has not sold at least 150 licenses within 12 months of the issue date of the Debentures; 3) the Registration Statement was not declared effective by May 15, 2012 4) the issuance of any securities or incurrence of any debt without the prior written consent of the Debenture Holders; and 5) other customary events of default. The Registration Statement was not filed within 45 days of closing and the Company obtained a waiver from the Investors. The Company received forbearance until December 15, 2012 from the investors with respect to the foregoing events of default. The debentures are currently past due.

The Debenture Holders were also issued Warrants to acquire a total of 4,250,000 shares of the Company's common stock at an exercise price of $0.15 per share for a five year term. The warrant expiration was extended two years until June 17, 2018. See Note 5 and 7.

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

Proceeds from issue of Debentures and warrants	$850,000
Assigned to warrants	151,775
Balance assigned to Debentures	698,225
Amortization of amount assigned to warrants (included in interest expense)	151,775
Balance of Debentures at March 31, 2013	$850,000

The Company amortized the discount associated with the warrants over the life of the debentures. Interest expense includes amortization of $69,563 and $82,212 in the years ended December 31, 2012 and 2011 respectively. The discount is fully amortized at March 31, 2013 and December 31, 2012.

NOTE 4:	NOTE PAYABLE

On June 11, 2012, the Company entered into and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which was payable at the maturity date of March 31, 2013. At March 31, 2013, accrued interest of $2,994 is unpaid. The note was extended until October 1, 2013. (Note 8).

NOTE 5:	STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At March 31, 2013 and December 31, 2012 there were no shares issued and outstanding.

Common Stock - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At March 31, 2013 and December 31, 2012 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

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

The $151,775 was initially recorded as a credit to additional paid in capital and a reduction (discount) of the Debentures. As of March 31, 2013 and December 31, 2012, $151,775 had been amortized to interest expense and credited back to the Debenture account. The $112,182 was recorded as a credit to additional paid in capital and expensed in non-cash compensation for officers in June 2011.

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

During the period from inception (May 14, 2010) to December 31, 2010, the Company issued 4,462,500 shares to two of its directors who are its principal shareholders in exchange for the intellectual property described in Note 2. The intellectual property was valued at the cost of the research and development costs expended by the shareholders.

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

At March 31, 2013 and December 31, 2012, accrued expenses include accrued payroll for Michael Lebor of $46,093 and David Rosenberg of $22,614. Also at March 31, 2013 and December 31, 2012, loans from shareholders and employees include a loan of $4,200 from David Rosenberg, $42,790 and $32,295, respectively, from another employee and $44,463 and $15,000, respectively, from other shareholders.

At March 31, 2013 and December 31, 2012, federal and state payroll taxes in the total amount of $21,734 had not been paid to the appropriate taxing authority, the majority of which is trust fund taxes, which could become the personal responsibility of the responsible officer or employee.

Employment agreements (Accrual discontinued September 30, 2012)

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

Compensation for both employment agreements has been discontinued due to a lack of funds.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Office lease

The Company executed a lease agreement for office space with the term commencing July 15, 2011 and ending July 31, 2012 at a monthly rate of $3,250, including utilities and other occupancy costs. The office lease continued beyond July 31, 2012 on a month-to-month basis under the same terms until December 31, 2012 when the Company moved to temporary space which it occupied on a month-to-month basis with a rental of $600 per month through March 2013. Temporary office space for the Company’s operations is currently provided by the Company’s officers. The Company’s mailing address is 5940 South Rainbow Blvd, Las Vegas, Nevada 89118. Rent expense for the three months ended March 31, 2013 and 2012 amounted to $0 and $9,750 in 2013 and 2012, respectively.

Form S-1

The Company filed a Registration Statement on Form S-1 (“S-1”) with the which was declared effective May 14, 2012. The Company offering under Form S-1 terminated in January 2013. The Selling Shareholders (Debenture Investors) portion of the S-1 is still effective for 8,500,000 shares of common stock and warrants to acquire 4,250,000 shares of common stock.

NOTE 8:	SUBSEQUENT EVENT

On April 22, 2013, the Company and the note holder agreed to extend the due date of the $75,000 note payable until November 1, 2013.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Following is a summary of expenses for the three months ended March 31, 2013 and 2012.

	2013	2012

General and administrative expense	$19,312	$188,171
Research and development expense	-	75,786
	$19,312	$263,957

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time. In July 2012, the Company had exhausted the majority of its funds and has incurred only minimal expenses since that date.

General and administrative expenses are summarized as follows:

	2013	2012

Payroll	$-	$79,298
Professional fees	12,415	67,819
Rent	-	9,750
Insurance	6,187	9,801
Other	710	21,503
	$19,312	$188,171

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development cost primarily consists of payroll, technology costs, and other software development costs. Additional development has been suspended since July 2012, pending additional funding.

Other income (expense) consists of the following for three months ended March 31, 2013 and 2012

	2013	2012

Interest expense	$(11,277)	$(64,966)
Interest income	-	155
	$(11,277)	$(64,811)

Interest expense for the three months ended March 31, 2013 includes an accrual of $10,363 for the accrued interest on the Debentures and $914 in accrued interest on the new loan. Interest expense in 2012 includes $37,944 in amortization of the discount of the Debentures, $8,125 in amortization of prepaid loan fees, $10,397 for the accrued interest on the Debentures and $8,500 which represents the amount paid to the Debenture holders to extend the required effectiveness date of the Registration Statement to May 15, 2012.

Interest income includes the interest earned on cash deposits.

Liquidity and Capital Resources and Going Concern

Historical information:

At March 31, 2013 and December 31, 2012, the Company had current assets of $845 and $0; current liabilities of $1,336,975 and $1,306,059; and a working capital deficit of $1,336,130 and $1,306,059, respectively.

During June 2011, the Company issued its 5% Senior Secured Notes with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500. (Note 3) On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013. This note was extended until October 1, 2013. (Note 4) By March 31, 2013, the Company had made only nominal expenditures for capital assets and has suspended additional development costs until funds become available.

Evaluation of the amounts and certainty of cash flows:

On June 11, 2012, the Company received $75,000 in an unsecured loan from an unrelated individual with interest at 5% per annum which was due at maturity on March 31, 2013. This note was extended until October 1, 2013. (Note 4) The Company has completed initial development of its base software within the confines of the available cash.

The Company borrowed $75,000 in June 2012, borrowed $51,495 from stockholders and employees during the six months ended December 31, 2012 and borrowed an additional $39,958 during the three months ended March 31, 2013. The Company’s continued existence is dependent upon its stockholders and employee’s ability to continue funding minimum requirements until additional financing can be found.

Cash requirements and capital expenditures:

We originally budgeted $58,000 per month for operating costs and $5,000 per month for software development costs until sales commenced. The Company has suspended development costs until funding is available.

Discussion and analysis of known trends and uncertainties:

The Company does not expect that it can develop any limited business with the debt funding already received. The additional capital of a minimum of $3,000,000 would allow the Company to more quickly expand its advertising and marketing efforts and build out the technology and thus develop revenues.

In July 2012, the officers of the Company discontinued payment of all salaries, and the Company has deferred software development costs and limited professional services to attempt to maintain some level of operations until a minimum funding can occur.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and asset are the ownership of the Company’s intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for any of the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

●	The Company’s product is not functional by June 30, 2012 (the product is functional at June 30, 2012);
●	The Company has not sold at least 150 licenses by June 30, 2012 (no sales at June 30, 2012);
●
The Registration Statement is not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (the Registration Statement was declared effective on May 14, 2012); or

●	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders. Consent was obtained for the $75,000 note payable.

Accordingly, in the event that the Company does not meet any of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company and retain a 60% interest in the technology of the Company. In such event, it is unclear as to whether the Company will be able to continue its operations.

The holders of the Company’s Senior Secured Debentures have agreed to forbear from enforcing any of their rights under the Debenture agreements prior to December 15, 2012. The Debentures are currently past due.

Expected changes in the mix and relative cost of capital resources:

The Company’s anticipated public Offering was unsuccessful. The Company believes it probably cannot develop its business plan at a slower pace and in a smaller size to develop sufficient revenue to become profitable. The Company will continue to seek other forms of financing to meet its objectives. This would include convincing the debt holders to convert their debt to allow full use of funds that become available.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At March 31, 2013, we had very limited cash and no liquidity. The Company will require additional interim financing before it will be able to complete the minimum funding

Other prospective sources for and uses of cash:

The Company was unable to obtain the minimum funding from its Offering before June 1, 2012, and obtained an unsecured loan in the amount of $75,000 in interim funding. In addition, stockholders and employees loaned the Company $51,495 during the last six months of 2012 and $39,958 during the first three months of 2013. The Company has substantially eliminated its current operating costs and discontinued development costs until some funding is available.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Our management has determined that, as of March 31, 2013, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

chatAND, Inc.

Date: May 13, 2013	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: May 13, 2013	By:	/s/ Steven Berger
Steven Berger
Chief Financial Officer