Form 10-Q
period 2013-06-30
chatAND Inc
filed 2013-08-14
CIK 1529133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2013

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

The number of shares outstanding of registrant’s common stock, par value $.00001 per share, as of July 31, 2013, was 12,500,001 shares.

chatAND, Inc. and Subsidiary
(Development Stage Companies)

Table of Contents

		Page No.

Part I	Financial Information (unaudited)	3

Item 1:	Condensed Consolidated Financial Statements	3
	▪ Balance Sheets as of June 30, 2013 and December 31, 2012	3
	▪ Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012 and the period from inception (May 14, 2010) through June 30, 2013	4
	▪ Statement of Stockholders' Deficit for the period from Inception (May 14, 2010) through June 30, 2013	5
	▪ Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the period from inception (May 14, 2010) through June 30, 2013	6
	▪ Notes to financial statements	7
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	18
Item 4:	Controls and Procedures	18

Part II	Other Information	19

Item 1:	Legal Proceedings	19
Item 1A:	Risk Factors	19
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3:	Defaults Upon Senior Securities	19
Item 4:	Submission of Matters to a Vote of Security Holders	19
Item 5:	Other Information	19
Item 6:	Exhibits	20

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,480	$-
TOTAL CURRENT ASSETS	2,480	-
Property and equipment, net	6,574	7,610
Other intangible assets - intellectual property	9,841	9,841
TOTAL ASSETS	$18,895	$17,451

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$209,784	$176,800
Accrued expenses	178,699	152,764
Advances from stockholders and employees	114,103	51,495
Note payable	75,000	75,000
Senior convertible debentures	850,000	850,000
TOTAL LIABILITIES	1,427,586	1,306,059

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock: $0.00001 par value; 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares
authorized; 17,750,001 shares issued (Note 5) ; and
12,750,001 shares outstanding at June 30, 2013 and
December 31, 2012	128	128
Additional paid in capital	375,252	375,252
Accumulated deficit	(1,784,071)	(1,663,988)
TOTAL STOCKHOLDERS' DEFICIT	(1,408,691)	(1,288,608)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,895	$17,451

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012 and the period from
Inception (May 14, 2010) through June 30, 2013
(Unaudited)

					From
					Inception
	Three Months Ended		Six Months Ended		(May 14, 2010)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013
Revenue:
Total revenue	$-	$-	$-	$-	$-
Total revenue	-	-	-	-	-
Costs and expenses:
General and administrative expense	45,279	183,234	64,591	371,405	993,655
Research and development expense	31,486	48,226	31,486	124,012	345,072
Non-cash compensation for officers	-	-	-	-	162,177
Total expenses	76,765	231,460	96,077	495,417	1,500,904
Loss from operations	(76,765)	(231,460)	(96,077)	(495,417)	(1,500,904)
Other income (expense)
Interest income	-	16	-	171	1,045
Interest expense	(12,729)	(49,151)	(24,006)	(114,117)	(284,212)
Total other income (expense)	(12,729)	(49,135)	(24,006)	(113,946)	(283,167)
Net loss	$(89,494)	$(280,595)	$(120,083)	$(609,363)	$(1,784,071)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.05)
Weighted average shares outstanding	12,750,001	12,750,001	12,750,001	12,750,001

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Statement of Stockholders' Deficit
For the period from inception (May 14, 2010) through June 30, 2013
(Unaudited)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-in	Development
	Date	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance at May 14, 2010		-	$-	-	$-	$-	$-	$-
Common stock issued for:		-	-	-	-
Cash	6/11/2010	-	-	15	49,995	-	-	49,995
Intellectual property	6/11/2010	-	-	70	233,310	(221,877)	-	11,433
Net loss		-	-	-	-	-	(45,594)	(45,594)
Amendment to Articles of
Incorporation	6/3/2011	-	-	10,837,415	(283,197)	283,197	-	-
Balance, December 31, 2010		-	-	10,837,500	108	61,320	(45,594)	15,834
Common stock issued for
services by officers	6/1/2011	-	-	1,912,501	20	49,975	-	49,995
Detachable warrants issued
with convertible debentures	6/17/2011	-	-	-	-	151,775	-	151,775
Warrants issued for services
by officers	6/17/2011	-	-	-	-	112,182	-	112,182
Net loss		-	-	-	-	-	(755,604)	(755,604)
Balance, December 31, 2011		-	-	12,750,001	128	375,252	(801,198)	(425,818)
Net loss		-	-	-	-	-	(862,790)	(862,790)
Balance, December 31, 2012		-	-	12,750,001	128	375,252	(1,663,988)	(1,288,608)
Net loss		-	-	-	-	-	(120,083)	(120,083)
Balance, June 30, 2013		-	$-	12,750,001	$128	$375,252	$(1,784,071)	$(1,408,691)

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary
(Development Stage Companies)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 and the period
From Inception (May 14, 2010) through June 30, 2013
(Unaudited)

			From
			Inception
	Six Months Ended		(May 14, 2010)
	June 30,		to June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(120,083)	$(609,363)	$(1,784,071)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,036	920	3,795
Amortization of warrant cost	-	69,563	151,775
Common stock and warrants issued to officers for compensation	-	-	162,177
Impairment of capitalized Research and development cost	-	-	11,433
Changes in operating assets and liabilities:
Prepaid expenses	-	11,665	-
Accounts payable	32,984	31,036	209,784
Accrued expenses	25,935	49,072	178,699
Net cash used by operating activities	(60,128)	(447,107)	(1,066,408)

Cash flows from investing activities:
Purchase of intellectual property	-	-	(9,841)
Purchase of furniture and equipment	-	(2,308)	(10,369)
Net cash used by investing activities	-	(2,308)	(20,210)

Cash flows from financing activities:
Proceeds from senior convertible debentures	-	-	850,000
Proceeds from note payable	-	75,000	75,000
Loans from stockholders and employees	62,608	-	114,103
Sale of common stock	-	-	49,995
Net cash provided by financing activities	62,608	75,000	1,089,098
Net increase (decrease) in cash and cash equivalents	2,480	(374,415)	2,480
Cash and cash equivalents, beginning of period	-	391,676	-
Cash and cash equivalents, end of period	$2,480	$17,261	$2,480

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$-	$8,500	$8,500
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for research and development cost	$-	$-	$11,433

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

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $1,784,071 during the period from inception (May 14, 2010) through June 30, 2013. The loss includes $162,177 in non-cash compensation and $151,775 in amortization of warrant cost.

The Company completed funding of $850,000 in secured convertible debentures in June 2011. The debentures were due June 17, 2012. The due date of the secured convertible debentures was extended until December 15, 2012 and are now past due. (Note 3) The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note was due March 31, 2013 and has been extended until October 1, 2013. (Note 4) The Company attempted to raise a minimum of $3,000,000 with a Form S-1 Registration; however, the offering terminated in January 2013 without any sales of securities. The Company is seeking alternative financing sources. There can be no assurance that the Company will be successful in raising the funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company's goals.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent accounting pronouncements

The Company has evaluated all recent accounting pronouncements through August 9, 2013, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 2:	INTELLECTUAL PROPERTY

The Company is currently developing software that it expects will provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology provides a platform that connects businesses, their sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases. The Chat& software is a 100% hosted no download software-as-a-service ("SaaS") application that allows the live sales and support staff of a business to connect directly with customers in a 1 to 1 real-time session. Utilizing Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by virtually recreating all of the benefits of a live showroom environment within a website. The intellectual property will be amortized over its estimated useful life when the Company commences operations. The Company has completed initial development of its software but has suspended additional development until funding is available.

The Company acquired its initial intellectual property in the form of research and development cost from its principal shareholders during 2010 for 8,925,000 shares of its common stock, which was valued at $11,443. The acquired research and development cost was expensed upon completion of the acquisition. At both June 30, 2013 and December 31, 2012, the Company had paid cash in the total amount of $9,841 for additional software development.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

●	The Company’s product is not functional by June 30, 2012 (the Company’s product was functional as of June 30, 2012);
●	The Company has not sold at least 150 licenses by June 30, 2012 (None have been sold as of June 30, 2013);
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

The Company issued $850,000 in Senior Secured Debentures ("Debentures") on June 17, 2011. The Debentures: are convertible into shares of the Company's common stock at a conversion price of $0.10 per share; mature on June 17, 2012; bear interest at the rate of 5% per annum, payable quarterly in arrears (the Company has the option to pay interest in common stock at the then prevailing conversion price); are secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. At June 30, 2013, the accrued interest of $86,310 is unpaid. The due date of the Debentures was extended to December 15, 2012 and the Debentures are currently past due.

Events of default include: 1) the product not being functional within 12 months of the issue date of the Debentures; 2) the Company has not sold at least 150 licenses within 12 months of the issue date of the Debentures; 3) the Registration Statement was not declared effective by May 15, 2012 4) the issuance of any securities or incurrence of any debt without the prior written consent of the Debenture Holders; and 5) other customary events of default. The Registration Statement was not filed within 45 days of closing and the Company obtained a waiver from the Investors. The Company received forbearance until December 15, 2012 from the investors with respect to the foregoing events of default. The debentures are currently past due. The investors have not exercised their rights.

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

Proceeds from issue of Debentures and warrants	$850,000
Assigned to warrants	151,775
Balance assigned to Debentures	698,225
Amortization of amount assigned to warrants (included
in interest expense)	151,775
Balance of Debentures at June 30, 2013	$850,000

The Company amortized the discount associated with the warrants over the life of the debentures. Interest expense includes amortization of $69,563 and $82,212 in the years ended December 31, 2012 and 2011 respectively. The discount is fully amortized at June 30, 2013 and December 31, 2012.

NOTE 4:	NOTE PAYABLE

On June 11, 2012, the Company entered into and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which was payable at the maturity date of March 31, 2013. At June 30, 2013, accrued interest of $3,929 is unpaid. The note was extended until October 1, 2013.

NOTE 5:	STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At June 30, 2013 and December 31, 2012 there were no shares issued and outstanding.

Common Stock - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At June 30, 2013 and December 31, 2012 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

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

The $151,775 was initially recorded as a credit to additional paid in capital and a reduction (discount) of the Debentures. As of June 30, 2013 and December 31, 2012, $151,775 had been amortized to interest expense and credited back to the Debenture account. The $112,182 was recorded as a credit to additional paid in capital and expensed in non-cash compensation for officers in June 2011.

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

At June 30, 2013 and December 31, 2012, accrued expenses include accrued payroll for Michael Lebor of $46,093 and David Rosenberg of $22,614. Advances from shareholders and employees consists of the following at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
David Rosenberg, President	$4,200	$4,200
Employee	49,028	32,295
Other stockholders	60,875	15,000
	$114,103	$51,495

At June 30, 2013 and December 31, 2012, federal and state payroll taxes in the total amount of $22,621 and $21,734, respectively, had not been paid to the appropriate taxing authority, the majority of which is trust fund taxes, which could become the personal responsibility of the responsible officer or employee.

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

Office lease

The Company executed a lease agreement for office space with the term commencing July 15, 2011 and ending July 31, 2012 at a monthly rate of $3,250, including utilities and other occupancy costs. The office lease continued beyond July 31, 2012 on a month-to-month basis under the same terms until December 31, 2012 when the Company moved to temporary space which it occupied on a month-to-month basis with a rental of $600 per month through March 2013. Temporary office space for the Company’s operations is currently provided by the Company’s officers. The Company’s mailing address is 5940 South Rainbow Blvd, Las Vegas, Nevada 89118. Rent expense for the six months ended June 30, 2013 and 2012 amounted to $0 and $19,500, respectively.

Form S-1

The Company filed a Registration Statement on Form S-1 (“S-1”) with the SEC which was declared effective May 14, 2012. The Company offering under Form S-1 terminated in January 2013. The Selling Shareholders (Debenture Investors) portion of the S-1 is still effective for 8,500,000 shares of common stock and warrants to acquire 4,250,000 shares of common stock.

Litigation

A creditor of the Company filed an action in the District Court, Denver County, Colorado on April 17, 2013, to collect $29,486 plus a bi-weekly finance fee of 10%, which they claim they are owed. The Company is vigorously defending this action, but has accrued the full amount of the claim.

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

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Following is a summary of expenses for the three months ended June 30, 2013 and 2012.

	2013	2012

General and administrative expense	$45,279	$183,234
Research and development expense	31,486	48,226
	$76,765	$231,460

General and administrative expenses are summarized as follows:

	2013	2012

Payroll	$-	$93,810
Professional fees	34,635	34,883
Rent	-	9,750
Insurance	6,187	12,479
Other	4,457	32,312
	$45,279	$183,234

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development cost primarily consists of payroll, technology costs, and other software development costs. Additional development has been suspended since July 2012, pending additional funding. The 2013 balance is a result of a settlement reached with a vendor which is the subject of the lawsuit discussed in Note 7.

Other income (expense) consists of the following for three months ended June 30, 2013 and 2012.

	2013	2012

Interest expense	$(12,729)	$(49,151)
Interest income	-	16
	$(12,729)	$(49,135)

Interest expense for the three months ended June 30, 2013 includes an accrual of $10,596 for the accrued interest on the Debentures, $935 in accrued interest on the $75,000 loan and $1,198 on vendor debt. Interest expense in 2012 includes $31,619 in amortization of the discount of the Debentures, $6,771 in amortization of prepaid loan fees, $194 accrued interest on the $75,000 loan and $10,567 for the accrued interest on the Debentures.

Interest income includes the interest earned on cash deposits.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Following is a summary of expenses for the six months ended June 30, 2013 and 2012.

	2013	2012

General and administrative expense	$64,591	$371,405
Research and development expense	31,486	124,012
	$96,077	$495,417

General and administrative expenses are summarized as follows:

	2013	2012

Payroll	$-	$175,541
Professional fees	47,049	102,702
Rent	-	19,500
Insurance	12,374	22,280
Other	5,168	51,382
	$64,591	$371,405

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development cost primarily consists of payroll, technology costs, and other software development costs. Additional development has been suspended since July 2012, pending additional funding. The 2013 balance is a result of a settlement reached with a vendor which is the subject of the lawsuit discussed in Note 7.

Other income (expense) consists of the following for six months ended June 30, 2013 and 2012

	2013	2012

Interest expense	$(24,006)	$(114,117)
Interest income	-	171
	$(24,006)	$(113,946)

Interest expense for the six months ended June 30, 2013 includes an accrual of $20,959 for the accrued interest on the Debentures, $1,849 in accrued interest on the $75,000 loan and $1,198 on vendor debt. Interest expense in 2012 includes $69,563 in amortization of the discount of the Debentures, $14,896 in amortization of prepaid loan fees, $20,964 for the accrued interest on the Debentures, $194 in accrued interest on the $75,000 loan and $8,500 which represents the amount paid to the Debenture holders to extend the required effectiveness date of the Registration Statement to May 15, 2012.

Interest income includes the interest earned on cash deposits.

Liquidity and Capital Resources and Going Concern

Historical information:

At June 30, 2013 and December 31, 2012, the Company had current assets of $2,480 and $0; current liabilities of $1,427,586 and $1,306,059; and a working capital deficit of $1,425,106 and $1,306,059, respectively.

During June 2011, the Company issued its 5% Senior Secured Notes with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500. (Note 3) On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013. This note was extended until October 1, 2013. (Note 4) By June 30, 2013, the Company had made only nominal expenditures for capital assets and has suspended additional development costs until funds become available.

Evaluation of the amounts and certainty of cash flows:

The Company received advances of $51,495 from stockholders and employees during the six months ended December 31, 2012 and received an additional $62,608 during the six months ended June 30, 2013. The Company’s continued existence is dependent upon its stockholders and employee’s ability to continue funding minimum requirements until additional financing can be found.

Cash requirements and capital expenditures:

We originally budgeted $58,000 per month for operating costs and $5,000 per month for software development costs until sales commenced. The Company has suspended development costs until funding is available.

Discussion and analysis of known trends and uncertainties:

The Company does not expect that it can develop any limited business with the debt funding already received. Minimum additional capital of $3,000,000 would allow the Company to more quickly expand its advertising and marketing efforts and build out the technology and thus develop revenues.

In July 2012, the officers of the Company discontinued payment of all salaries, and the Company has deferred software development costs and limited professional services to attempt to maintain some level of operations until a minimum funding can occur.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and asset are the ownership of the Company’s intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for any of the reasons listed in Note 2, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg.

Accordingly, in the event that the Company does not meet any of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company and retain a 60% interest in the technology of the Company. In such event, it is unclear as to whether the Company will be able to continue its operations.

The holders of the Company’s Senior Secured Debentures agreed to forbear from enforcing any of their rights under the Debenture agreements prior to December 15, 2012. The Debentures are currently past due.

Expected changes in the mix and relative cost of capital resources:

The Company’s anticipated Public Offering was unsuccessful and the Company believes it probably cannot develop its business plan at a slower pace and in a smaller size to develop sufficient revenue to become profitable. The Company will continue to seek other forms of financing to meet its objectives. This would include convincing the debt holders to convert their debt to allow full use of funds that become available.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At June 30, 2013, we had very limited cash and no liquidity. The Company will require additional interim financing before it will be able to complete the minimum funding

Other prospective sources for and uses of cash:

The Company was unable to obtain the minimum funding from its Offering. The Company obtained an unsecured loan in the amount of $75,000 in interim funding. In addition, stockholders and employees loaned the Company $51,495 during the last six months of 2012 and $62,608 during the first six months of 2013. The Company has substantially eliminated its current operating costs and discontinued development costs until some funding is available.

Going Concern:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Our management has determined that, as of June 30, 2013, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

chatAND, Inc.

Date: August 12, 2013	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: August 12, 2013	By:	/s/ Steven Berger
Steven Berger
Chief Financial Officer