Form 10-Q
period 2013-09-30
chatAND Inc
filed 2013-11-18
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2013

Commission File Number: 000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2761655
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No)

5940 South Rainbow Blvd
Las Vegas, NV   89118

(Address of principal executive office)   (Zip code)

(212) 245-1444

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of registrant’s common stock, par value $.00001 per share, as of November 18, 2013, was 12,500,001 shares.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Table of Contents

			Page No.
Part I	Financial Information (unaudited)
	Item 1:	Condensed Consolidated Financial Statements	F-1
		Balance Sheets as of September 30, 2013 and December 31, 2012	F-1
		Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012 and the period from inception (May 14, 2010) through September 30, 2013	F-2
		Statement of Stockholders’ Deficit for the period from Inception (May 14, 2010) through September 30, 2013	F-3
		Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the period from inception (May 14, 2010) through September 30, 2013	F-4
		Notes to financial statements	F-5
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
	Item 3:	Quantitative and Qualitative Disclosure about Market Risk	8
	Item 4:	Controls and Procedures	8

Part II	Other Information
	Item 1:	Legal Proceedings	9
	Item 1A:	Risk Factors	9
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	9
	Item 3:	Defaults Upon Senior Securities	9
	Item 4:	Submission of Matters to a Vote of Security Holders	9
	Item 5:	Other Information	9
	Item 6:	Exhibits	9

2

PART I: FINANCIAL INFORMATION

ITEM 1:CONDENSED FINANCIAL STATEMENTS

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Balance Sheets

September 30, 2013 (Unaudited) and December 31, 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$	$
TOTAL CURRENT ASSETS	-	-
Property and equipment, net	6,056	7,610
Other intangible assets - intellectual property	9,841	9,841
TOTAL ASSETS	$15,897	$17,451

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$225,390	$176,800
Accrued expenses	191,013	152,764
Advances from stockholders and employees	104,265	51,495
Notes payable	90,000	75,000
Senior convertible debentures	850,000	850,000
TOTAL LIABILITIES	1 ,460,668	1,306,059

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 17,750,001 shares issued (Note 5) ; and 12,750,001 shares outstanding at September 30, 2013 and December 31, 2012	1 28	128
Additional paid in capital	375,252	375,252
Accumulated deficit	(1,820,151)	(1,663,988)
TOTAL STOCKHOLDERS’ DEFICIT	(1,444,771)	(1,288,608)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,897	$17,451

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012 and the period from

Inception (May 14, 2010) through September 30, 2013

(Unaudited)

					From
	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(May 14, 2010) to
	2013	2012	2013	2012	September 30, 2013
Revenue:
Total revenue	$-	$-	$-	$-	$-
Total revenue	-	-	-	-	-
Costs and expenses:
General and administrative expense	21,965	140,238	86,556	511,643	1,015,620
Research and development expense	-	50,735	31,486	174,747	345,072
Non-cash compensation for officers	-	-	-	-	162,177
Total expenses	21,965	190,973	118,042	686,390	1,522,869
Loss from operations	(21,965)	(190,973)	(118,042)	(686,390)	(1,522,869)
Other income (expense)
Interest income	-	-	-	171	1,045
Interest expense	(14,115)	(11,626)	(38,121)	(125,743)	(298,327)
Total other income (expense)	(14,115)	(11,626)	(38,121)	(125,572)	(297,282)
Net loss	$(36,080)	$(202,599)	$(156,163)	$(811,962)	$(1,820,151)

Net loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.06)

Weighted average shares outstanding	12,750,001	12,750,001	12,750,001	12,750,001

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statement of Stockholders’ Deficit

For the period from inception (May 14, 2010) through September 30, 2013

(Unaudited)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-in	Development
	Date	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at May 14, 2010		-	$-	-	$-	$-	$-	$-
Common stock issued for:		-	-	-	-
Cash	6/11/2010	-	-	15	49,995	-	-	49,995
Intellectual property	6/11/2010	-	-	70	233,310	(221,877)	-	11,433
Net loss		-	-	-	-	-	(45,594)	(45,594)
Amendment to Articles of
Incorporation	6/3/2011	-	-	10,837,415	(283,197)	283,197	-	-
Balance, December 31, 2010		-	-	10,837,500	108	61,320	(45,594)	15,834

Common stock issued for services to officers	6/1/2011	-	-	1,912,501	20	4 9,975	-	49,995
Detachable warrants issued with senior convertible debentures	6/17/2011	-	-	-	-	151,775	-	151,775
Warrants issued for services to officers	6/17/2011	-	-	-	-	112,182	-	112,182
Net loss		-	-	-	-	-	(755,604)	(755,604)
Balance, December 31, 2011		-	-	12,750,001	128	375,252	(801,198)	(425,818)
Net loss		-	-	-	-	-	(862,790)	(862,790)
Balance, December 31, 2012		-	-	12,750,001	128	375,252	(1,663,988)	(1,288,608)
Net loss		-	-	-	-	-	(156,163)	(156,163)
Balance, September 30, 2013		-	$-	12,750,001	$128	$375,252	$(1,820,151)	$(1,444,771)

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012 and the period

From Inception (May 14, 2010) through September 30, 2013

(Unaudited)

			From
	Nine Months Ended		Inception
	September 30,		(May 14, 2010) to
	2013	2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(156,163)	$(811,962)	$(1,820,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,554	1 ,438	4,313
Amortization of warrant cost	-	69,563	151,775
Common stock and warrants issued to officers for compensation	-	-	162,177
Impairment of capitalized Research and development cost	-	-	11,433
Changes in operating assets and liabilities:
Prepaid expenses	-	13,280	-
Accounts payable	70,281	101,819	247,081
Accrued expenses	16,558	139,894	169,322
Net cash used by operating activities	(67,770)	(485,968)	(1,074,050)

Cash flows from investing activities:
Purchase of intellectual property	-	-	(9,841)
Purchase of furniture and equipment	-	(2,308)	(10,369)
Net cash used by investing activities	-	(2,308)	(20,210)
Cash flows from financing activities:
Proceeds from senior convertible debentures	-	-	850,000
Proceeds from notes payable	15,000	75,000	90,000
Advances from stockholders and employees	52,770	21,600	104,265
Sale of common stock	-	-	49,995
Net cash provided by financing activities	67,770	96,600	1,094,260
Net decrease in cash and cash equivalents	-	(391,676)	-
Cash and cash equivalents, beginning of period	-	391,676	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$-	$8,500	$8,500
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for research and development cost	$-	$-	$11,433

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

Nature of business

Chat& is a technology company that intends to provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology will provide a platform that connects businesses, their sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases. The Chat& software is a 100% hosted no download software-as-a-service (“SaaS”) application that allows the live sales and support staff of a business to connect directly with customers in a 1 to 1 real-time session. Utilizing Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by virtually recreating all of the benefits of a live showroom environment within a website.

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $1,820,151 during the period from inception (May 14, 2010) through September 30, 2013. The loss includes $162,177 in non-cash compensation and $151,775 in amortization of warrant cost.

The Company completed funding of $850,000 in senior convertible debentures in June 2011. The debentures were due June 17, 2012. The due date of the senior convertible debentures was extended until December 15, 2012 and are now past due. (Note 3) The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note was due March 31, 2013 and has been extended until October 1, 2013.(Note 4) The Company attempted to raise a minimum of $3,000,000 with a Form S-1 Registration; however, the offering terminated in January 2013 without any sales of securities. The Company is seeking alternative financing sources. There can be no assurance that the Company will be successful in raising the funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company’s goals.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent accounting pronouncements

The Company has evaluated all recent accounting pronouncements through November 5, 2013, as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 2: INTELLECTUAL PROPERTY

The Company is currently developing software that it expects will provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology provides a platform that connects businesses, their sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases. The Chat& software is a 100% hosted no download software-as-a-service (“SaaS”) application that allows the live sales and support staff of a business to connect directly with customers in a 1 to 1 real-time session. Utilizing Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by virtually recreating all of the benefits of a live showroom environment within a website. The intellectual property will be amortized over its estimated useful life when the Company commences operations. The Company has completed initial development of its software but has suspended additional development until funding is available.

The Company acquired its initial intellectual property in the form of research and development cost from its principal shareholders during 2010 for 8,925,000 shares of its common stock, which was valued at $11,443. The acquired research and development cost was expensed upon completion of the acquisition. At both September 30, 2013 and December 31, 2012, the Company had paid cash in the total amount of $9,841 for additional software development.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Convertible Debenture Holders provides that in the event the holders of the Senior Convertible Debentures declare a default for the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg.

Accordingly, because the Company did not meet certain of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company, but will retain a 60% interest in the technology of the Company. At such time, the Company may no longer have control of the technology.

NOTE 3: SENIOR CONVERTIBLE DEBENTURES

The Company issued $850,000 in Senior Convertible Debentures (“Debentures”) on June 17, 2011. The Debentures are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share; originally matured on June 17, 2012; bear interest at the rate of 5% per annum, payable quarterly in arrears (the Company has the option to pay interest in common stock at the then prevailing conversion price); are secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. At September 30, 2013, the accrued interest of $97,022 is unpaid. The due date of the Debentures was extended to December 15, 2012 and the Debentures are currently past due.

Events of default include: 1) the product not being functional within 12 months of the issue date of the Debentures; 2) the Company has not sold at least 150 licenses within 12 months of the issue date of the Debentures; 3) the Registration Statement was not declared effective by May 15, 2012; 4) the issuance of any securities or incurrence of any debt without the prior written consent of the Debenture Holders; and 5) other customary events of default. The Registration Statement was not filed within 45 days of closing and the Company obtained a waiver from the Investors. The Company received forbearance until December 15, 2012 from the investors with respect to the foregoing events of default. The debentures are currently past due. The investors have not exercised their rights.

The Debenture Holders were also issued Warrants to acquire a total of 4,250,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a five year term. The Debentures and the Warrants have standard anti-dilution protection for stock splits and other corporate matters. The warrant expiration was extended two years until June 17, 2018. See Note 5 and 7.

NOTE 4: NOTES PAYABLE

On June 11, 2012, the Company entered into and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which was payable at the maturity date of March 31, 2013. At September 30, 2013, accrued interest of $4,874 is unpaid. The note was extended until October 1, 2013 and is now past due.

Effective November 14, 2012, the Company entered into a note agreement with one of the Debenture holders and received funding of $15,000. The note bears interest at 5% per annum and is due November 14, 2013. Accrued interest of $658 is unpaid at September 30, 2013.

NOTE 5: STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At September 30, 2013 and December 31, 2012 there were no shares issued and outstanding.

Common Stock - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At September 30, 2013 and December 31, 2012 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

Escrow shares - In connection with the Debenture issuance, the Company issued 5,000,000 shares of its common stock to the principal shareholders of the Company in escrow. The shares may be released from escrow to the principal shareholders (or their designees) in accordance with a release schedule. The schedule provides that 3,300,000 shares will be released upon the Company reaching $1,000,000 in audited revenues over any consecutive 12 month period with the remaining shares released when the Company reaches $3,000,000 in audited revenues over any consecutive 12 month period. If either of the revenue goals has not been reached by June 30, 2016, the remaining shares will be cancelled. The escrow shares were issued solely in connection with the Debenture issuance, and accordingly, while disclosed as issued they are not considered outstanding and no accounting has yet been made. The accounting for the escrow shares will be completed when the shares are released from escrow.

NOTE 6: RELATED PARTY TRANSACTIONS

At September 30, 2013 and December 31, 2012, accrued expenses include accrued payroll for Michael Lebor of $46,093 and David Rosenberg of $22,614. Advances from shareholders and employees consists of the following at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
David Rosenberg, President	$4,200	$4,200
Michael Lebor, Chief Executive Officer	3,430	-
Employee	50,760	32,295
Other stockholders	45,875	15,000
	$104,265	$51,495

At September 30, 2013 and December 31, 2012, federal and state payroll taxes in the total amount of $26,442 and $21,734, respectively, had not been paid to the appropriate taxing authority, the majority of which is trust fund taxes, which could become the personal responsibility of the responsible officers or employees.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Office lease

The Company executed a lease agreement for office space with the term commencing July 15, 2011 and ending July 31, 2012 at a monthly rate of $3,250, including utilities and other occupancy costs. The office lease continued beyond July 31, 2012 on a month-to-month basis under the same terms until December 31, 2012 when the Company moved to temporary space which it occupied on a month-to-month basis with a rental of $600 per month through March 2013. Temporary office space for the Company’s operations is currently provided by the Company’s officers. The Company’s mailing address is 5940 South Rainbow Blvd, Las Vegas, Nevada 89118. Rent expense for the nine months ended September 30, 2013 and 2012 amounted to $0 and $29,250, respectively.

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

Management’s Analysis of Business

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of the carrying amount of intangibles, stock based-compensation, valuation allowances for deferred income taxes, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

Chat& is a technology company that expects to provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology provides a platform that connects a business, its sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases.

On June 17, 2011, the Company issued $850,000 in Senior Convertible Debentures to provide the initial funding needed to market and develop the business.

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

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, not providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 and not complying with any requirement that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our initial public offering although if the market value of our common stock that is held by non-affiliates may exceed $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Results of Operation

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time. In July 2012, the Company had exhausted the majority of its funds and has incurred only minimal expenses since that date.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Following is a summary of expenses for the three months ended September 30, 2013 and 2012.

	2013	2012
General and administrative expense	$21,965	$ 1 40,238
Research and development expense	-	50,735
	$21,965	$ 1 90,973

General and administrative expenses are summarized as follows:

	2013	2012
Payroll	$-	$71,597
Professional fees	11,714	45,614
Rent	-	9,750
Insurance	7,096	8,276
Other	3,155	5,001
	$21,965	$140,238

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

Other income (expense) consists of the following for the three months ended September 30, 2013 and 2012

	2013	2012
Interest expense	$(14,115)	$(11,626)
Interest income	-	-
	$(14,115)	$(11,626)

Interest expense for the three months ended September 30, 2013 includes an accrual of $10,596 for the accrued interest on the Debentures and $3,519 in interest on other debt. Interest expense in 2012 includes other interest of $943 and $10,683 for the accrued interest on the Debentures.

Interest income includes the interest earned on cash deposits.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Following is a summary of expenses for the nine months ended September 30, 2013 and 2012.

	2013	2012
General and administrative expense	$86,556	$ 5 11,643
Research and development expense	31,486	174,747
	$118,042	$ 6 86,390

General and administrative expenses are summarized as follows:

	2013	2012
Payroll	$-	$244,193
Professional fees	58,763	147,134
Rent	-	29,250
Insurance	19,470	30,556
Other	8,323	60,510
	$86,556	$511,643

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

Other income (expense) consists of the following for nine months ended September 30, 2013 and 2012

	2013	2012
Interest expense	$(38,121)	$(125,743)
Interest income	-	171
	$(38,121)	$(125,572)

Interest expense for the nine months ended September 30, 2013 includes an accrual of $31,671 for the accrued interest on the Debentures and $6,450 on other debt. Interest expense in 2012 includes $69,563 in amortization of the discount of the Debentures, $14,896 in amortization of prepaid loan fees, $31,647 for the accrued interest on the Debentures, $1,137 in other interest and $8,500 which represents the amount paid to the Debenture holders to extend the required effectiveness date of the Registration Statement to May 15, 2012.

Interest income includes the interest earned on cash deposits.

Liquidity and Capital Resources and Going Concern

Historical information:

At September 30, 2013 and December 31, 2012, the Company had no current assets; current liabilities of $1,460,668 and $1,306,059; and a working capital deficit of $1,460,668 and $1,306,059, respectively.

During June 2011, the Company issued its 5% Senior Convertible Debentures with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500. (Note 3) On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013. This note was extended until October 1, 2013 and is now past due.(Note 4) By September 30, 2013, the Company had made only nominal expenditures for capital assets and has suspended additional development costs until funds become available.

Evaluation of the amounts and certainty of cash flows:

The Company received advances of $51,495 from stockholders and employees during the year ended December 31, 2012 and received an additional $67,770 during the nine months ended September 30, 2013. The Company’s continued existence is dependent upon its stockholders and employee’s ability to continue funding minimum requirements until additional financing can be found.

Cash requirements and capital expenditures:

We originally budgeted $58,000 per month for operating costs and $5,000 per month for software development costs until sales commenced. The Company has suspended development costs and most operating costs until funding is available.

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

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and asset are the ownership of the Company’s intellectual property. The Securities Purchase Agreement with the Senior Convertible Debenture Holders provides that in the event the holders of the Senior Convertible Debentures declare a default for any of the reasons listed in Note 2, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg.

Accordingly, in the event that the Company does not meet any of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company and retain a 60% interest in the technology of the Company. In such event, it is unclear as to whether the Company will be able to continue its operations.

The holders of the Company’s Senior Convertible Debentures agreed to forbear from enforcing any of their rights under the Debenture agreements prior to December 15, 2012. The Debentures are currently past due.

Expected changes in the mix and relative cost of capital resources:

The Company’s anticipated Public Offering was unsuccessful and the Company believes it probably cannot develop its business plan at a slower pace and in a smaller size to develop sufficient revenue to become profitable. The Company will continue to seek other forms of financing to meet its objectives. This would include convincing the debt holders to convert their debt into equity to allow full use of funds that become available.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At September 30, 2013, we had no cash and no liquidity. The Company will require additional interim financing before it will be able to complete the minimum funding

Other prospective sources for and uses of cash:

The Company was unable to obtain the minimum funding from its Offering. The Company obtained an unsecured loan in the amount of $75,000 in interim funding. In addition, stockholders and employees loaned the Company $51,495 during the last six months of 2012 and $67,770 during the first nine months of 2013. The Company has substantially eliminated its current operating costs and discontinued development costs until some funding is available.

Going Concern:

If the above events do not occur or the Company is unable to develop its business model, substantial doubt about the Company’s ability to continue as a going concern exists.

Item 3: QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Our management has determined that, as of September 30, 2013, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed Herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: November 18, 2013	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: November 18, 2013	By:	/s/ Steven Berger
Steven Berger
Chief Financial Officer

