Form 10-K
period 2013-12-31
chatAND Inc
filed 2014-04-14
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended: December 31, 2013

Commission File Number: 000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada
(State or Jurisdiction of	27-2761655
Incorporation or Organization)	(IRS Employer ID No)

5940 South Rainbow Blvd

Las Vegas, NV 89118

(Address of principal executive office) (Zip code)

201-618-1241

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class – None

Name of each exchange on which registered – N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class – Common Stock, Par Value $0.00001 per share
Name of each exchange on which registered – None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There is currently no established public market for the Company’s securities. The majority of the Company’s securities are currently held by the Company’s officers and debenture holders. No value is attributed to the shares held by non-affiliates. The shares have no current market value.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2014, the registrant had outstanding 28,462,460 shares of its common stock, par value of $0.00001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Form 10-K Index

Forward Looking Statements

This Annual Report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions and projections. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

Part I

Item 1. Business

Introduction

chatAND, Inc. (“Chat&”, “ChatAnd” or the “Company”) was incorporated in the State of Nevada on May 14, 2010. It was formed to provide online assistance, engagement and conversion solutions to e-commerce businesses by allowing real-time assistance to website visitors utilizing Video Conferencing, Screen Sharing and Collaborative Co-Browsing to increase sales conversion rates. The Company’s proposed technology platform aims to connect businesses and their sales associates and customer service representatives (“CSRs”), with website traffic and online shoppers seeking assistance while browsing their respective websites. The Chat& software is a 100% hosted, no-download SaaS” application that will allow a company’s live sales and support staff to connect directly with customers via 1-to-1 real-time sessions.

We have not generated any revenues to date and had cash balances of $251,335 and $6 at March 31, 2014 and December 31, 2013, respectively. We suspended active development activities in July 2012.

Chat& aims to use its products to redefine the online shopping experience by recreating virtually all of the benefits of a live showroom environment. The Company uses Co-Browsing (“Co-Browsing”),the joint navigation through the Internet by two or more people accessing the same web pages at the same time, to streamline the online shopping experience.

Utilizing the tools of Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by recreating virtually all of the benefits of a live showroom environment. This Virtual e-showroom will allow both customers and sales support staff to navigate the website together in real time while in a video conference. The Company’s technology, when fully developed, will allow the Company’s clients and their websites to offer a more personalized sales environment. The face-to-face component of Video-Chat alone is an incredibly powerful conversion tool; with the addition of Co-Browsing, Chat& aims to change the landscape of e-commerce. Chat&’s proposed video technology, online co-browsing and collaboration tools, together with our e-commerce knowledge and our management team’s internet marketing expertise will help our clients by increasing sales, as well as customer satisfaction.

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

With the emergence of Apple’s facetime, Skype Video-Chat and other similar Video-Chat applications into the mainstream, and the increase in internet bandwidth (Wimax, 4G) sales and support has moved from a two-dimensional experience. Simple text chat, which currently dominates the support market, will no longer be enough to satisfy the marketplace. Chat& intends for its application to be at the forefront of this new method of commerce, communication and collaboration.

chatAND headquarters are at 5940 South Rainbow Blvd, Las Vegas, Nevada 89118. Our telephone number is 212-245-1444 and our web address is www.chatand.com .

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

Co-Location- A server, usually a Web server, that is located at a dedicated facility designed with resources which include a secured cage or cabinet, regulated power, dedicated Internet connection, security and support. Co-location facilities offer the customer a secure place to physically house their hardware and equipment as opposed to locating it in their offices or warehouse where the potential for fire, theft or vandalism is much greater.

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

Multi-level marketing (MLM)- A marketing strategy in which the sales force is compensated not only for sales they personally generate, but also for the sales of others they recruit, creating a downline of distributors and a hierarchy of multiple levels of compensation

Organic search- where results are returned based on the natural indexing of the Web site, as opposed to those that are returned based on paid advertising and editorial changes made by the search engine itself. The field of SEO Is largely based on making a Web site appear more prominently in organic search results for specific keywords. Also called natural search or unpaid search.

Paid search- A type of contextual advertising where Web site owners pay an advertising fee, usually based on click-throughs or ad views to have their Web site search results shown in top placement on search engine result pages

SaaS- Software as a Service, SaaS is a software delivery method that provides access to software and its functions remotely as a Web-based service. Software as a Service allows organizations to access business functionality at a cost typically less than paying for licensed applications since SaaS pricing is based on a monthly fee. Also, because the software is hosted remotely, users don’t need to invest in additional hardware. Software as a Service removes the need for organizations to handle the installation, set-up and often daily upkeep and maintenance.

Scalable - ability to grow incrementally based upon current architecture and customer demand.

Shopping Cart Abandonment - refers to visitors who add items to their online shopping cart, but exit without completing the purchase.

Products and Services

As a software-as-a-service (“SaaS”) provider, Chat& will provide solutions on a hosted basis. This SaaS model offers significant benefits over local-based software, including lower up-front costs, faster implementation, lower total cost of ownership (“TCO”), scalability, cost predictability and simplified upgrades. Organizations that will adopt the architecture hosted and maintained by Chat& will generally eliminate the time, server infrastructure costs and IT resources required to implement, maintain and support traditional local based software. The only foreseeable cost to clients, besides the license fees, will be the installation of webcams on CSR workstations (if not already installed).

We believe that Chat&’s hosted platforms will support and manage real-time online interactions for businesses. By supplying a complete, unified customer history, our solutions will enable businesses to deliver a relevant, timely, personalized, and seamless customer experience.

The Chat& software platform aims to combine online site traffic monitoring software, with a sophisticated rules engine, to enable Chat& clients to proactively engage website visitors, based upon their behavior. We expect that this engagement solution will enable clients to maximize online revenue opportunities, improve sales conversion rates, and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. We believe our solution will identify website visitors who would have the highest possibility to convert, and engage them in real time with relevant content and offers, helping to generate incremental sales. Chat& Business analytics will include targeting for shopping cart abandonment behavior, closing and upselling orders, and boosting customer satisfaction, while maximizing agent productivity. Valuable insights into online sales initiatives and customer care issues are gained with informative real-time reports on conversion rates and abandonment. Using Chat& agents, clients will be able to segment visitors and target the best candidates for a chat in real time. Integration with Google Analytics will help customers accurately measure the impact of the chat channel on their sales and conversion rates.

Planned Revenue Streams

We have not generated revenues or secured clients to date. While our target customer base is e-commerce, retail, B2C and B2B websites, we intend to have multiple planned revenue streams that will help distinguish Chat& from its competitors.

1. Licensing - Selling a monthly per user license for each customer service representative. Potential market places include but are not limited to major retail e-commerce sites, Multi Level Marketing (“MLM”) sales reps, real estate sales and rentals, and educational / lead generation communities.

2. Call Center / Selling Hours - To address the needs of many Small and Mid-Size Businesses that do not have the personnel on staff to take advantage of this powerful technology with dedicated staff, Chat& plans to partner with multiple large call center operations to provide contract customer service representatives to our customers.

3. Lite - This product represents a paired down version of the Chat& product, with a limited time license to allow for a Chat& presence on time-sensitive selling sites (i.e. Craigslist, eBay) or for peak or unique promotional periods. This will allow the individual seller to leverage the tools of Chat& so they can interact 1-to-1 with their prospective buyers.

4. Video Affiliate Network (VAN) - A network of approved specialists in their respective fields will serve as independent sales representatives for our clients’ e-commerce sites. Chat& would earn a commission from each sale that is converted by a VAN sales representative. VAN is intended to allow pre-approved personnel to log into a specific retailers website, corresponding to their expertise. For example, Bob the Plumber can engage customers in a home improvement store to select the correct pipe for their kitchen sink project out of the myriad of products available on the store website. Bob the Plumber would receive a pre-approved commission for each item he helped convert.

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

6. Smart TV- Chat& was also developing a Smart TV app that would integrate the Chat& platform in to the consumers viewing and buying experience. Advertisers will soon be able to introduce 1-1 video chat as an option to sell their products during TV viewing sessions. If the consumer sees a product in a commercial or on a show, they will be able to select that product and engage a seller to learn more with live customer support, and facilitate the purchase transaction. Chat& will provide added value as it will also facilitate web browsing and navigation which can be troublesome due to the distance between the screen and the viewer.

Strategy

The key elements of Chat&’s business solutions strategy include:

1 - Sales

We intend to sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:

Direct Sales. Chat& will build and maintain a sales process that focuses on our solutions and industry expertise to deliver financial and operational value that support our client’s strategic initiatives. Our sales and marketing-focused solutions are intended to be targeted at business executives whose primary responsibility is maximizing online customer acquisition and sales. These executives have a vested interest in improving sales conversion rates, increasing application completion rates, and increasing average order value, as well as enhancing customer satisfaction. Chat& solutions are intended to appeal to professionals who hold responsibility for customer service and technical support functions within their organization, as well as enhancing customer satisfaction. Our proactive service solutions enable these organizations to provide effective and timely customer service by deflecting costly phone calls and emails to a more cost efficient chat channel.

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

Enterprise Level Sales. Chat& intends to aggressively pursue the enterprise customer markets with a direct sales effort focusing on senior executives that have a large enough operation and business platform to support the need for 50+ Chat& SaaS” licenses. We intend to hire a seasoned enterprise sales executive to lead and develop a world class sales organization to develop this critical channel.

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

3 - Marketing

Our marketing efforts will be organized around the needs, trends and characteristics of our existing and prospective client base. We expect to market our products and services to executives responsible for the online channel and customer service operations of their organizations. Our primary focus markets are the financial services, retail, telecommunications, technology, and travel/hospitality industries, as well as Small & Medium businesses. Our integrated marketing strategy will include personalized lead generation campaigns to reach potential and existing clients using mediums such as paid and organic search, direct email and mail, traditional media via industry- and category-specific tradeshows and events, publications, affiliate marketing and telemarketing.

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

Market Opportunity.

While many sectors of the global economy are challenged to maintain historical growth rates, worldwide e-commerce continues to grow steadily. According to a J.P. Morgan report in 2010 by senior analyst Imran Kahn, global e-commerce sales should reach $963 billion by 2013. According to this report, e-commerce growth will benefit from several trends including the emergent adoption of broadband, U.S. and e-commerce sales are expected to grow by 12%., which has a direct impact on CHAT&’s business. ( http://techcrunch.com/2011/01/03/j-p-morgan-global-e-commerce-revenue-to-grow-by-19-percent-in-2011-to-680b/ )

According to a Forrester Survey, Click-to-chat adoption has risen dramatically between 2009 and 2011. In 2009, 19% of online US consumers had used chat for customer service; by 2011 that number has nearly doubled to 37%. This increase is driven by an overall availability of Click-to-chat across a range of industries including retail, insurance, and financial services. In 2009 there was no marked difference between chat usage and generation; approximately one in five online users had used chat regardless of age. That situation has changed today. Click-to-chat adoption has increased to roughly one in four Seniors and has risen to nearly one-half of online consumers ages 18 to 32 years. At 62%, chat has the highest satisfaction among all online customer service channels in our survey.

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

●

Text-based Chat: Original live customer support was provided using text-based chat technology. Initially, it appeared at the request of customers on e-commerce websites, but later appeared on a variety of websites and on a proactive basis offering support to customers during the sales process.

●	Audio-based Chat: This technology later became available to further engage customers on a reactive and proactive basis. While the audio feature adds a second dimension to the chat experience, the added value has proven minimally effective.

Primary Competitors

In addition to larger and well financed companies that exist in the Text-basedChat space, we believe there are other direct competitors to the ChatAnd platform. Each of these competitors feature live video chat technology, and a variety of other features and underlying business models that will challenge ChatAnd in the market place.

●	LiveGuide from Netop: This SaaS solution offers Text, Audio and Video Chat features but does not provide a Click to Call feature. Netop is primarily a software vendor without the deep operational expertise offered by ChatAnd to assist clients in improving sales conversion rates with its advisory services.

●	VeeDesk from Vee24: This product provides an integrated work station with expensive television quality video equipment but lacks many of the software features offered by ChatAnd. They are positioned as in integrated high-end solution.

●	LiveExpert from ClairVista: This technology company provides a SaaS engagement solution that can be incorporated into client websites or operated in proprietary kiosks for on-site applications.

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

The software is being built in modules to enable other services and functions. All user content will be converted and stored into a variable rich-media format. The platform stores session-based variable on the server. User sessions access the core management system (CMS) on the server to handle each connection and module. The CMS is expected to be updated and synchronized during each session to ensure high performance. Speed and performance are priorities within the operating environment and ChatAnd was developed to manage user sessions locally, resulting in a fast connection, regardless of bandwidth.

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

Intellectual Property and Proprietary Rights

We intend to rely on a combination of patent, copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We expect to enter into confidentiality and other written agreements with our employees, consultants, clients, potential clients and strategic partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information.

Employees

As of December 31, 2013 and 2012, we had 1 and 3 part-time employees, respectively. Our employees are not covered by collective bargaining agreements.

Item 1A: Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Form 10-K before making a decision to invest in our common stock. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Investing in our common shares is highly speculative in nature, involves a high degree of risk and should be undertaken only by an investor who can afford to lose their entire investment. Accordingly, investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-K.

Risks Related to Our Business

Capital needs of a minimum of $3,000,000 are necessary to execute our business strategy, could increase substantially and we may not be able to secure additional financing to execute this strategy.

We have not generated any revenues to date and had a cash balance of $6 at December 31, 2013. We suspended active development activities in July 2012. We will require additional funds to support our operations or the expansion of our business or to pay for acquisitions. We will need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock, and could have terms that impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

Assuming a minimum funding of $3,000,000, the Company expects to ramp up sales and marketing efforts through staffing and advertising, add additional support staff and expand technology development.

The Company’s projections indicate that a minimum funding of $3,000,000 should provide adequate cash for the twelve months of operations after funding. However, in the event the Company’s revenue projections are too optimistic or the expense projections are too conservative, this minimum funding could prove inadequate and require the Company to seek additional funding.

We may incur liabilities with affiliated or unaffiliated lenders. We would be required to pay these liabilities regardless of the level of our business or profitability. There is no assurance that we will be able to pay all of our liabilities. We are currently in default under certain portion or our debt including notes payable to an unrelated individual in the amount of $75,000. As a result of this default, the lenders may commence legal action against us to recover the amounts due. Any such action would require us to curtail or cease operations.

We expect that we will be required to incur during the 12 months after obtaining our next financing an additional $50,000 for completion of the first release of our software, $25,000 for further development of our website, $1,882,000 for sales & marketing to promote and support introduction of the software, and $578,000 for operating expenses, which includes office expenses, legal and professional fees and miscellaneous expenses.

The Company has no operating history and as such an investor cannot assess the Company’s future profitability or performance.

Because the Company has no operating history and has not generated any revenue to date, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has no meaningful revenue results upon which an investor may judge its potential. As the Company emerges from the development-stage, it may in the future experience some or all of the following: under-capitalization, shortages, setbacks and the customary problems, delays and expenses encountered by any early stage business.

Because our independent registered public accounting firm issued their opinion with a “Going Concern” qualification, we may not be able to attract new capital.

Our financial statements for the years ended December 31, 2013 and 2012 indicated that the activities of the Company did not generate positive cash flow from operations, and that we incurred losses in developing this business. Our independent registered public accounting firm indicated that the Company may require additional funds to finance its operations. These conditions raise substantial doubt about our ability to continue as a going concern, which may have a detrimental effect on our ability to obtain additional financing.

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

Being a public company may strain the Company’s resources, divert management’s attention and affect its ability to attract and retain qualified directors.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on the Company’s personnel, systems and resources.

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

We have not executed any agreements for our services with potential clients. Our business services agreements will generally have month to month terms. If a significant number of our clients, or any one client to whom we intend to provide a significant amount of services, were to terminate services, or reduce the amount of services purchased or fail to purchase additional services or delay payment of our fees, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service. We will depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. If our client retention rate declines, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Because of the historically small amount of services sold in initial orders, we will depend on the growth of our customer base and sales to new clients and sales of additional services to any existing clients.

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

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

●	our ability to raise substantial additional capital to fund the implementation of our business plan;

●	our ability to execute our business strategy;

●	the ability of our services to achieve market acceptance;

●	our ability to manage the expansion of our operations;

●	our ability to attract and retain qualified personnel;

●	our ability to manage our third party relationships effectively; and

●	our ability to accurately predict and respond to the regulatory and structural changes in our industry and the evolving demands of the markets we serve.

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

Real or perceived errors, failures or bugs in our software could adversely affect our growth prospects.

Because we use software that uses complex technology, undetected errors, failures or bugs may occur. Such software may be used in a variety of computing environments with different operating system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, or loss of competitive position. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct any such problem.

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

Risks Related to Ownership of our Common Stock and Warrants

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

The Exchange Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting, and report thereon in our periodic filings. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The majority of the outstanding shares of our common stock held by current stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. When permitted by Rule 144, sales under Rule 144 may be limited by the availability of current public information about us and, for selling shareholders who are affiliates, by limits on the number of shares which may be sold over certain periods of time, as well as by certain manner of sale provisions and notice requirements. If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

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

As a public company, we incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules implemented by the Securities and Exchange Commission (“SEC”) and the stock exchange on which we expect our common stock will be traded.

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

Our common stock will likely be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

If a trading market develops for our common stock, our common stock will be a low-priced security, or a “penny stock,” under rules promulgated under the Exchange Act. A stock is considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three year period, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Securities Exchange Act of 1934. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

In addition to our Common Stock, we presently have warrants to purchase 5,000,000 shares of our common stock outstanding. If and when these securities are converted and/or exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

Because our executive officers, directors and their affiliates own approximately 50% of our voting stock, other shareholders’ voting power may be limited.

As of March 27, 2014, our executive officers and directors, and affiliates beneficially own or control approximately 52% of our outstanding common stock. If those shareholders act together, they will have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

Item 2: Properties

Temporary office space for the Company’s operations is currently provided by the Company’s officers. The Company’s mailing address is 5940 South Rainbow Blvd, Las Vegas, Nevada 89118.

Our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3: Legal proceedings

None.

Item 4: mine safety disclosures

Not applicable.

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

Our common stock began trading on the OTC Bulletin Board under the symbol “CHAA” in October of 2013. During the period from the initial listing in October 2013 thru March 31, 2014, we have traded a total of 44,430 shares of common stock at prices between $0.15 and $0.25 and trading only occurred on a limited number of days.  An active and liquid market may never exist for our stock.

Holders

As of March 27, 2014, there were 28,462,460 shares issued and outstanding, held by approximately 8 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter. There were no sales during the quarter ended December 31, 2013.

In April 2014, the Company closed a private offering of restricted securities (“Offering”) to sell up to 50,000 units (the “Units”) at a purchase price of $10 per Unit. Each Unit consists of: (i) 100 shares of common stock of the Company, par value $0.001 per share (ii) one-half warrant (the “B Warrant”) to purchase 100 shares of Common Stock (the “B Warrant Shares”), at an exercise price of $0.10 per B Warrant Share and (iii) one-half warrant (the “C Warrants”) to purchase 100 shares of Common Stock (the “C Warrant Shares”), at an exercise price of $0.15 per C Warrant Share. Each warrant is exercisable for a term of three years and shall contain standard anti-dilution protection and a cashless exercise provision that will be effective following a one-year holding period. As of April [9], 2014, the Company had raised the maximum of $500,000 under the Offering, resulting in the closing of the Offering. The majority of the proceeds will be used for working capital.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6: Selected Financial Data

Not required.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

The Company is considered a development stage company because it has not generated any revenue, has limited resources and has not established operations to generate sufficient capital to complete its business plan.

Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

During the years ended December 31, 2013 and 2012 the Company had no revenues.

Following is a summary of expenses for the years ended December 31, 2013 and 2012.

	2013	2012

General and administrative expense	$146,735	$550,024
Research and development expense	31,486	175,568
	$178,221	$725,592

General and administrative expenses are summarized as follows:

	2013	2012

Payroll	$-	$244,165
Professional fees	96,226	163,255
Rent	-	39,000
Insurance	26,566	41,170
Other	$23,943	$62,434
	146,735	550,024

These costs are expected to increase in the future if additional funding becomes available, development restarts and additional employees are hired. The Company has had reduced funding available since June 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development cost primarily consists of payroll, technology costs, and other software development costs.

Other income (expense) consists of the following for the years ended December 31, 2013 and 2012.

	2013	2012

Interest expense	$(51,396)	$(137,369)
Interest income	-	171
	$(51,396)	$(137,198)

Interest expense includes $42,330 for the accrued interest on the Debentures for the year ended December 31, 2012, $14,896 which represents the balance of the amortization of the prepaid loan cost, $69,563 which represents the balance of the amortization of the discount of the Debentures, $2,080 in accrued interest on the $75,000 loan and $8,500 which represents the amount paid to the Debenture holders to extend the required effectiveness date of the Registration Statement to May 15, 2012. Interest expense in 2013 includes $46,970 in interest on the debentures and notes payable and $4,426 on other obligations.

Interest income includes the interest earned on cash deposits.

Liquidity and Capital Resources and Going Concern

Historical information:

At December 31, 2013 and December 31, 2012, the Company had current assets of $6 and none; current liabilities of $1,533,609 and $1,306,059; and a working capital deficit of $1,533,603 and $1,306,059, respectively.

During June 2011, the Company issued its 5% Senior Secured Notes with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500. On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013, which was subsequently extended until November 14, 2013. The note is currently past due. By December 31, 2013, the Company had made only nominal expenditures for capital assets.

Evaluation of the amounts and certainty of cash flows:

On June 11, 2012, the Company received $75,000 in an unsecured loan from an unrelated individual with interest at 5% per annum. The Company has completed initial development of its base software within the confines of the currently available cash and expects sales to commence when they have received additional funding. Pursuant to the terms of the Registration Rights Agreement, the Company was required to have the registration effective not later than May 15, 2012. The Form S-1 Registration was declared effective May 14, 2012.

The offer of certain units under Form S-1 terminated in January 2013 and the Company is seeking alternate forms of financing. The Company borrowed $75,000 in June 2012, borrowed an additional $36,495 from employees and $15,000 from a stockholder during the last half of 2012, increased funding from shareholders and employees $60,240 during 2013 and will require additional short term loans until a more substantial funding source can be identified.

Cash requirements and capital expenditures:

We have not generated any revenues to date and have suspended active development activities. If funds become available, we are currently budgeting $58,000 per month for operating costs and $5,000 per month for software development costs for the period, until sales commence, assuming cash availability, until the minimum funding is received. At that time, the Company expects to increase this funding from $40,000 - $114,000 per month until development is completed. The Company has not had any cash available other then nominal loans from employees and shareholders and has discontinued accruing payroll. The Company’s continuing existence depends upon its ability to find alternative sources of financing.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At December 31, 2013 and 2012, we had no liquidity. The Company will require additional financing before it can implement its business plan.

Other prospective sources for and uses of cash:

The Company was unable to obtain the minimum funding from its Offering before June 1, 2012, and obtained an unsecured loan in the amount of $75,000 of interim funding to maintain its initial operations. In addition, employees loaned the Company $36,495 and a stockholder loaned the Company $15,000 during the last half of 2012. Shareholders and employees advanced the Company $60,240 during 2013. During the fourth quarter of 2012 the Company reduced its operating costs to near zero until an alternative source of funding can be identified and until sales start, at which time initial marketing and professional costs are expected to increase the monthly cash requirement to $58,000 per month on a minimum basis. The Company will require additional interim funding to meet minimum requirements until alternate financing arrangements can be obtained.

If the above events do not occur or the Company is unable to develop its business model, substantial doubt about the Company’s ability to continue as a going concern exists.

Off-Balance Sheet Arrangements

During the years ended December 31, 2013 and 2012, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

CHATAND, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Board of Directors

chatAND, Inc. and Subsidiary

5940 South Rainbow Blvd

Las Vegas, NV 89118

We have audited the accompanying consolidated balance sheets of chatAND, Inc. and Subsidiary (the “Company”) (development stage companies) at December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012 and the period from inception (May 14, 2010) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of chatAND, Inc. and Subsidiary, (development stage companies) as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012 and the period from inception (May 14, 2010) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company plans to raise additional capital to fund its operations during 2014. There is no assurance that the amount raised will be sufficient to complete its business plan. This condition raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, L.L.P.
Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
April 10, 2014

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6	$-
TOTAL CURRENT ASSETS	6	-
Property and equipment, net of accumulated depreciation of $4,831 and $2,759, respectively	5,537	7 ,610
Other intangible assets - intellectual property	9,841	9 ,841
TOTAL ASSETS	$15,384	$17,451

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$279,014	$176,800
Accrued expenses	202,860	152,764
Advances from stockholders and employees	111,735	51,495
Note payable	90,000	75,000
Senior convertible debentures	850,000	850,000
TOTAL LIABILITIES	1,533,609	1,306,059
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 17,750,001 shares issued (Note 6) ; and 12,750,001 shares outstanding at December 31, 2013 and 2012	128	128
Additional paid in capital	375,252	375,252
Accumulated deficit	(1,893,605)	(1,663,988)
TOTAL STOCKHOLDERS’ DEFICIT	(1,518,225)	(1,288,608)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,384	$17,451

See accompanying notes to consolidated financial statements

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012 and the period from

Inception (May 14, 2010) through December 31, 2013

			From
			Inception
	Years Ended		(May 14, 2010)
	December 31,		to December 31,
	2013	2012	2013
Revenue:
Total revenue	$-	$-	$-
Total revenue	-	-	-
Costs and expenses:
General and administrative expense	146,735	550,024	1,237,976
Research and development expense	31,486	175,568	345,072
Total expenses	178,221	725,592	1,583,048
Loss from operations	(178,221)	(725,592)	(1,583,048)
Other income (expense)
Interest income	-	171	1,045
Interest expense	(51,396)	(137,369)	(311,602)
Total other income (expense)	(51,396)	(137,198)	(310,557)
Net loss	$(229,617)	$(862,790)	$(1,893,605)

Net loss per share, basic and diluted	$(0.02)	$(0.07)

Weighted average shares outstanding	12,750,001	12,750,001

See accompanying notes to consolidated financial statements

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the period from inception (May 14, 2010) through December 31, 2013

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-in	Development
	Date	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at May 14, 2010		-	$-	-	$-	$-	$-	$-
Common stock issued for:		-	-	-	-
Cash	6/11/2010	-	-	15	49,995	-	-	49,995
Intellectual property	6/11/2010	-	-	70	233,310	(221,877)	-	11,433
Net loss		-	-	-	-	-	(45,594)	(45,594)
Amendment to Articles of Incorporation	6/3/2011	-	-	10,837,415	(283,197)	283,197	-	-
Balance, December 31, 2010		-	-	10,837,500	108	61,320	(45,594)	15,834
Common stock issued for services by officers	6/1/2011	-	-	1,912,501	20	49,975	-	49,995
Detachable warrants issued with convertible debentures	6/17/2011	-	-	-	-	151,775	-	151,775
Warrants issued for services by officers	6/17/2011	-	-	-	-	112,182	-	112,182
Net loss		-	-	-	-	-	(755,604)	(755,604)
Balance, December 31, 2011		-	-	12,750,001	128	375,252	(801,198)	(425,818)
Net loss		-	-	-	-	-	(862,790)	(862,790)
Balance, December 31, 2012		-	-	12,750,001	128	375,252	(1,663,988)	(1,288,608)
Net loss		-	-	-	-	-	(229,617)	(229,617)
Balance, December 31, 2013		-	$-	12,750,001	$128	$375,252	$(1,893,605)	$(1,518,225)

See accompanying notes to consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012 and the period

From Inception (May 14, 2010) to December 31, 2013

			From
			Inception
	Years Ended		(May 14, 2010)
	December 31,		to December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(229,617)	$(862,790)	$(1,893,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,073	1,956	4,832
Amortization of warrant cost	-	69,563	151,775
Common stock and warrants issued to officers for compensation	-	-	162,177
Research and development cost acquired for stock	-	-	11,433
Change in assets and liabilities:
Prepaid expenses	-	14,896	-
Accounts payable	102,214	130,770	279,014
Accrued expenses	50,096	129,743	202,860
Net cash used by operating activities	(75,234)	(515,862)	(1,081,514)
Cash flows from investing activities:
Purchase of intellectual property	-	-	(9,841)
Purchase of property and equipment	-	(2,309)	(10,369)
Net cash used by investing activities	-	(2,309)	(20,210)
Cash flows from financing activities:
Proceeds from senior convertible debentures	-	-	850,000
Proceeds from notes payable	15,000	75,000	90,000
Advances from stockholders and employees	60,240	51,495	111,735
Sale of common stock	-	-	49,995
Net cash provided by financing activities	75,240	126,495	1,101,730
Net increase (decrease) in cash and cash equivalents	6	(391,676)	6
Cash and cash equivalents, beginning of period	-	391,676	-
Cash and cash equivalents, end of period	$6	$-	$6

Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$-	$8,500	$8,500
Income taxes	-	-	-

Non-cash investing and financing activities: Common stock issued for research and development cost	$-	$-	$11,433

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

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $1,893,605 during the period from inception (May 14, 2010) through December 31, 2013. The loss includes $162,177 in non-cash compensation and $151,775 in amortization of warrant cost.

The Company completed funding of $850,000 in secured convertible debentures in June 2011. The debentures were due June 17, 2012. The due date of the secured convertible debentures was extended until December 15, 2012. The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note was due March 31, 2013 and was extended to November 14, 2013. The Company attempted to raise a minimum of $3,000,000 with a Form S-1 Registration; however, the offering terminated in January 2013 without any sales of securities. The Company is seeking alternative financing sources. There can be no assurance that the Company will be successful in raising the funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company’s goals.

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

Revenue recognition

The Company’s revenue will initially consist of monthly user fees for each customer service representative. Other revenue sources are expected to develop as the business evolves.

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

Stock option plans

Pursuant to Board of Directors and stockholder approval, the Company adopted its 2011 Equity Incentive Plan effective June 1, 2011 (the “Plan”) whereby it reserved for issuance up to 10,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan. As of December 31, 2013, no shares had been granted and there were still 10,000,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan and there were no options outstanding.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2013 and 2012, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings (loss) per share are the same. At December 31, 2013 and 2012, 14,464,844 and 14,041,009, respectively, shares have been excluded from the calculation of diluted earnings per share related to the Company’s outstanding warrants (Note 6) and convertible debentures (Note 3) because the effect would be antidilutive.

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

Recent accounting pronouncements

The Company has evaluated all recent accounting pronouncements through April 10, 2014, as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

The Company acquired its initial intellectual property in the form of research and development cost from its principal shareholders during 2010 for 8,925,000 shares of its common stock, which was valued at $11,443. The acquired research and development cost was expensed upon completion of the acquisition. At both December 31, 2013 and 2012, the Company had paid cash in the total amount of $9,841 for additional software development.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property. The Securities Purchase Agreement with the Senior Secured Note Holders provides that in the event the holders of the Senior Secured Notes declare a default for the reasons below, Messrs. Lebor and Rosenberg shall have the right to acquire up to 60% of the interest in TECH in exchange for cancellation by the Company of the shares issued to Messrs. Lebor and Rosenberg:

●	The Company’s product is not functional by June 30, 2012 (the Company’s product was functional as of June 30, 2012);

●	The Company has not sold at least 150 licenses by June 30, 2012 (None have been sold as of December 31, 2013);

●	The Registration Statement was not declared effective by May 15, 2012, or as extended by a majority of the Senior Secured Note Holders (the Registration Statement was declared effective on May 14, 2012); or

●	The issuance of any securities or incurrence of any debt without the prior written consent of the Senior Secured Note Holders.

Accordingly, because the Company did not meet certain of these performance goals, it is possible that Messrs. Lebor and Rosenberg may disassociate themselves from the Company, but will retain a 60% interest in the technology of the Company. At such time, the Company may no longer have control of the technology.

NOTE 3: SENIOR CONVERTIBLE DEBENTURES

The Company issued $850,000 in Senior Secured Debentures (“Debentures”) on June 17, 2011. The Debentures: are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share; mature on June 17, 2012; bear interest at the rate of 5% per annum, payable quarterly in arrears (the Company has the option to pay interest in common stock at the then prevailing conversion price); are secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. At December 31, 2013, the accrued interest of $107,734 is unpaid. The due date of the Debentures was extended to December 15, 2012 and the Debentures are currently past due.

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

The Debenture Holders were also issued Warrants to acquire a total of 4,250,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a five year term. The warrant expiration was extended until June 17, 2018. See Note 6.

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

Proceeds from issue of Debentures and warrants	$850,000
Assigned to warrants	151,775
Balance assigned to Debentures	698,225
Amortization of amount assigned to warrants (included in interest expense)	151,775
Balance of Debentures at December 31, 2013 and 2012	850,000

The Company amortized the discount associated with the warrants over the life of the debentures. Interest expense included amortization of $69,563 and $82,212 in the years ended December 31, 2012 and 2011 respectively. The discount was fully amortized at December 31, 2012.

NOTE 4: NOTE PAYABLE

On June 11, 2012, the Company entered into and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which was payable at the maturity date of March 31, 2013. The note was extended until November 14, 2013. At December 31, 2013, accrued interest of $5,820 is unpaid and included in interest expense. The note is past due as of April 10, 2014.

Effective November 14, 2012, the Company entered into a note agreement with one of the Debenture holders and received funding of $15,000. The note bears interest at 5% per annum and was due November 14, 2013. At December 31, 2012, this amount was included in Advances from stockholders and employees.

NOTE 5: INCOME TAXES

The Company has not recorded a deferred tax benefit or expense for the period from inception through December 31, 2013, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax for the years ended December 31, 2013 and 2012 as follows:

	2013	2012
“Normally expected” income tax benefit	$78,100	$293,300
Increase (decrease) in taxes resulting from:
State income taxes net of federal tax benefit	9,000	34,500
Permanent differences	(2,100)	(27,900)
Valuation allowance	(85,000)	(299,900)
Total	$-	$-

The Company a net operating loss in the total amount of $1,554,000 at December 31, 2013.

Components of deferred tax assets (liabilities) consist of the following as of December 31, 2013 and 2012:

	2013	2012
Federal and state net	$590,700	$525,300
Operating loss:
Accrued expenses	68,500	48,900
Property and equipment	(2,700)	(2,700)
	656,500	571,500
Valuation allowance	(656,500)	(571,500)
Net deferred tax assets	$-	$-

NOTE 6: STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At December 31, 2013 and 2012 there were no shares issued and outstanding.

Common Stock - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At December 31, 2013 and 2012 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

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

The $151,775 was initially recorded as a credit to additional paid in capital and a reduction (discount) of the Debentures. As of December 31, 2012, $151,775 had been amortized to interest expense ($69,563 in 2012 and $82,212 in 2011) and credited back to the Debenture account. The $112,182 was recorded as a credit to additional paid in capital and expensed in non-cash compensation for officers in June 2011. The 3,612,500 warrants issued to the employee shareholders were cancelled in November 2012. At December 31, 2013 and 2012, warrants to acquire 4,887,500 shares were outstanding and exercisable.

Escrow shares – In connection with the Debenture issuance, the Company issued 5,000,000 shares of its common stock to the principal shareholders of the Company in escrow. The shares may be released from escrow to the principal shareholders (or their designees) in accordance with a release schedule. The schedule provides that 3,300,000 shares will be released upon the Company reaching $1,000,000 in audited revenues over any consecutive 12 month period with the remaining shares released when the Company reaches $3,000,000 in audited revenues over any consecutive 12 month period. If either of the revenue goals has not been reached by June 30, 2016, the remaining shares will be cancelled. The escrow shares were issued solely in connection with the Debenture issuance, and accordingly, while disclosed as issued they are not considered outstanding and no accounting has yet been made. The accounting for the escrow shares will be completed if and when the shares are released from escrow.

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

On June 17, 2011, the Company issued warrants to acquire 3,825,000 shares of the Company’s common stock for a five year term at $0.15 per share to its two principal officers and shareholders. The warrants were valued at $112,182 and recorded as officers’ compensation. In November 2012, 3,612,500 of these warrants were cancelled.

At December 31, 2013 and 2012, accrued expenses include accrued payroll for Michael Lebor of $46,093 and David Rosenberg of $22,614. Also at December 31, 2012, advances from shareholders and employees include an advance of $4,200 from David Rosenberg, $32,295 from another employee and $15,000 from a shareholder. At December 31, 2013, advances from shareholders and employees includes advances of $4,200 from David Rosenberg, $9,145 from Michael Lebor, $52,515 from a former employee and $45,875 from shareholders.

At December 31, 2013 and 2012, federal and state payroll taxes in the total amount of $21,734 had not been paid to the appropriate taxing authority, the majority of which is trust fund taxes, which could become the personal responsibility of the responsible officer or employee.

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

On June 17, 2011, the Company and David Rosenberg entered into an employment agreement with an initial term ending June 30, 2014. Mr. Rosenberg was employed as President for the Company. The agreement provides for a base salary of $75,000 per annum, eligibility for an annual incentive bonus of 15% of base salary and discretionary bonuses as approved by the board of directors, health and life insurance and telephone and car allowances. Mr. Rosenberg has agreed to a reduced salary of $75,000 per annum pending the effectiveness of the Registration Statement. The agreement also provides non-compete provisions, restrictive covenants and other provisions typical of executive employment agreements. Mr. Rosenberg resigned in October 2013.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Office lease

The Company executed a lease agreement for office space with the term commencing July 15, 2011 and ending July 31, 2012 at a monthly rate of $3,250, including utilities and other occupancy costs. The office lease continued beyond July 31, 2012 on a month-to-month basis under the same terms until December 31, 2012 when the Company moved to temporary space which it occupied on a month-to-month basis with a rental of $600 per month through March 2013. Temporary office space for the Company’s operations is currently provided by the Company’s officers. The Company’s mailing address is 5940 South Rainbow Blvd, Las Vegas, Nevada 89118. Rent expense amounted to $0 and $39,000 in 2013 and 2012, respectively.

NOTE 9: SUBSEQUENT EVENTS

During the first quarter of 2014, the holders of the Senior Convertible Debentures exercised the conversion option and converted the $850,000 in debt, the accrued interest and certain loans and advances into the Company’s common stock. A total of 15,712,460 additional common shares were issued as a part of this transaction.

In March 2014, the Company commenced a private offering of restricted securities (“Offering”) to sell up to 50,000 units (the “Units”) at a purchase price of $10 per Unit. Each Unit consists of: (i) 100 shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), (ii) a half warrant (the “B Warrant”) to purchase 100 shares of Common Stock (the “B Warrant Shares”), at an exercise price of $0.10 per B Warrant Share and (iii) a half warrant (the “C Warrants”) to purchase 100 shares of Common Stock )the “C Warrant Shares”), at an exercise price of $0.15 per C Warrant Share. Each warrant is exercisable for a term of three years and shall contain standard anti-dilution protection and a cashless exercise provision that will be effective following a one-year holding period. As of April 8, 2014, the Company had collected $500,000 from this Offering and closed the offering.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2013. Our principal executive officers have determined that, as of December 31, 2013, the Company’s disclosure controls and procedures are not effective.

Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with the United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: OTHER INFORMATION

Not applicable.

PART III

Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information regarding our executive officers and the members of our Board of Directors as of the date of this Annual Report. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board of Directors and serve at the discretion of the board, subject to applicable employment agreements.

The following individuals constitute our Board of Directors and executive officers:

Name	Position(s)

Michael Lebor (1)	Chief Executive Officer and Secretary

Steven Berger (1)	Chief Financial Officer

David Berger (1)	Director

Kenneth Londoner (1)	Director

Richard Rosenblum (1)	Director

Michael Lebor Age 39 Mr. Lebor has served as Chief Executive Officer, Secretary, and a Director of the Company since its inception. Mr. Lebor resigned as a Director of the Company in November of 2012. Prior to joining the Company,Mr. Lebor served as Vice President for Marketing and Sales of M. Fried Store Fixtures, Inc., until 2010. In that capacity, he pioneered the Company’s entry into internet marketing and managed all aspects of the company’s direct sales across all sales channels. From 1996 to 2003, Mr. Lebor served as Chief Executive Officer of flower.com, Inc. In connection therewith, Mr. Lebor personally guaranteed certain obligations of the company. In 2005, when flower.com, Inc. was unable to secure financing as a result of adverse securities market conditions, Mr. Leborfiled a personal bankruptcy petition in the U.S. District Court for the Eastern District of New York which was discharged. His broad experience in technology will be of valuable assistance to the Company. Mr. Lebor earned a Bachelor’s Degree in History from Queens College of the City University of New York.

Steven Berger Age 53 Mr. Berger has served as Chief Financial Officer of the Company since 2011. Mr. Berger currently serves on a part-time basis. Most recently, Mr. Berger was the Chief Financial Officer, Secretary and Treasurer of Alliqua, Inc., a publicly-traded biomedical company (“ALQA” - NASDAQ) based in Langhorne, PA. Mr. Berger has also served as Chief Operating Officer of Harborview Advisors LLC, a New York-based investment firm focused on providing capital to small emerging growth companies. From February 2004 to December 2006, Mr. Berger was the Chief Financial Officer of Global/CHC Worldwide LLC, a chemical coatings company, and from October 1999 to January of 2004, Mr. Berger was President of Morgan Harris & Co. where he was involved in equity trading. From June 2000 to June 2003, Mr. Berger was Chief Financial Officer of Virtual BackOffice Inc., a company that provided “virtual” secretarial services using many of the similar technologies now being deployed by Chat&. From June 1983 to June 1999, Mr. Berger was the treasurer, controller and chief compliance officer with LaBranche & Co., one of the oldest and largest specialists in equity securities. Mr. Berger holds a Bachelor of Science degree in business administration with a concentration in finance from Boston University. We believe Mr. Berger’s experience in financial and corporate finance matters will be of value to the Company in connection with both its reporting and financing efforts.

David Berger Age 41 Mr. Berger has served as a Director of the Company since 2011. Mr. Berger earned a Bachelor’s in Talmudic Studies degree from the Israel Torah Research Institute. Mr. Berger is the managing partner of Rosewood Realty Group, a real estate brokerage firm located in New York City, where he has been since 2007. We believe Mr. Berger’s experience in financial matters will be of value to the Company in connection with its financing efforts.

Kenneth Londoner, Age 46. Mr. Londoner has served as a Director of the Company since 2011. Mr. Londoner is a recognized and successful businessman and entrepreneur with over two and a half decades of financial experience. After graduating from Lafayette College in 1989, Mr. Londoner accepted a position as a Financial Analyst for J. & W. Seligman & Co, Inc. in New York in 1990 (today known as Seligman Investments. Mr. Londoner controlled two of the company’’s investment vehicles, Seligman Growth Fund ( $ 625 million of assets under management) and Seligman Capital Fund ( $ 230 million under management). In 1997, Mr. Londoner left Seligman to start Red Coat Capital Management, LLC, a long-short U.S. equity hedge fund, which he was majority owner. Assets under management peaked at approx $ 1 billion in 2000. He dissolved Red Coat Capital Management after the 9/11 crisis, and went into merchant banking and emerging markets. Since 2005, Mr. Londoner co-founded three companies: Safe Ports Holdings, LLC in Charleston, South Carolina (2005), NewCardio, Inc. in Santa Clara, California (2007), and BioSig Technologies in Los Angeles, CA (2009). Mr. Londoner remains Executive Chairman of BioSig Technologies, Inc. (www.biosigtech.com), a position he has held since February 2009. Mr. Londoner has served as the sole Managing Member of Endicott Management Partners, LLC since 2002, a holding company for Mr. Londoner’’s various investments. Mr. Londoner served on the Board of Directors of Alliqua, Inc. (Nasdaq: ALQA) from March 2012 - March 2014. He also served on the Board of Directors of Adouromed from June 2009 - September 2010. Mr. Londoner received his Bachelors of Arts in Economics from Lafayette College in May 1989 and also received his MBA in Finance and Management from the Leonard N. Stern School of Business, New York University in May 1994. He also served as a frequent guest lecturer at Columbia School of Business from 1999 - 2002, assisting Professor John Griffin with Financial Statement Analysis and Markets. We believe Mr. Londoner’’s experience in fianancial and venture capital matters will be of value to the Company in connection with its financing efforts and implementation of its business.

Richard Rosenblum, age 55, has served as a Director of the Company since 2012. Mr. Rosenblum previously served as an officer and director of Alliqua, Inc., where he served as President from May 2010 until September 2012, Executive Chairman from September 2012 until January 2013 and a director from June 2010 to January 2014. Mr. Rosenblum has been a principal of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2004. From February 2009 until January 2012, Mr. Rosenblum was a director of Celsia Technologies, Inc. From September 2006 to April 2010, Mr. Rosenblum was a director of Duke Mining Company, Inc. (f/k/a Boxwoods, Inc.). From September 2006 to May 2007, Mr. Rosenblum was a director of Mill Basin Technologies, Ltd. From November 2006 to January 2008, Mr. Rosenblum was a director of Marine Park Holdings, Inc. From August 2009 to September 2009, Mr. Rosenblum was a director of HG Partners, Inc. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in finance and accounting. Mr. Rosenblum’s qualifications to serve on the board include his ability to cull from his varied capital markets experience strategic insights that provide guidance to the Company with respect to corporate governance and board functions.

We are not currently subject to any standards regarding the “independence” of directors on our Board, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, we have elected to use the definition for “director independence” under the NASDAQ Stock Market listing standards. Our Board has determined that Mr. David Berger is an independent director under the NASDAQ Stock Market rules relating to director independence because he is a non-employee director, and he does not have any relationship with the Company or other person, which in the opinion of our Board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

(1) Address of each of these individuals is 5940 South Rainbow Blvd, Las Vegas, Nevada 89118.

code of ethics

At December 31, 2013, the Company had not yet established a Code of Ethics, pending commencement of operations.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. None of the Company’s officers, directors or 10% shareholders timely filed any required Section 16(a) forms when required.

Item 11: EXECUTIVE COMPENSATION.

COMPENSATION

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2013. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2013, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2013; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2013.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities for the years ended December 31, 2013 and awarded to, earned by, or paid to: (i) David Rosenberg, our President Until October 17, 2013; (ii) Michael Lebor, our Chief Executive Officer and Secretary; and Steven Berger, our Chief Financial Officer (these individuals are referred to herein as the Named Executive Officers”).

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards (4) ($)	All Other Compen- sation (5) ($)	Total ($)

David Rosenberg	2013	$-	$-	$-	$-	$-	$-
President until October 17, 2013	2012	$60,114	$-	$-	$-	$-	$60,114

Michael Lebor	2013	$-	$-	$-	$-	$-	$-
Chief Executive Officer and Secretary	2012	$123,978	$-	$-	$-	$-	$123,978

Steven Berger	2013	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2012	$7,000	$-	$-	$-	$-	$7,000

Columns for non-equity incentive plan compensation and nonqualified deferred compensation earnings are omitted as the amounts are zero.

(1)	The dollar value of salary (cash and non-cash) paid or accrued is as follows. The total for Mr. Rosenberg includes $37,500 paid and $22,614 accrued in 2012. The total for Mr. Lebor includes $77,885 paid and $46,093 accrued in 2012. The total for Mr. Berger includes $7,000 paid in 2012.
(2)	The dollar value of bonuses (cash and non-cash) earned.
(3)	None during the periods presented.
(4)	None during the periods presented.
(5)	All other compensation includes compensation that does not belong in any other column in this table.

On June 17, 2011, the Company entered into formal written employment agreements with our executive officers, David Rosenberg and Michael Lebor (collectively, the “Executives”).

Employment Agreements

Pursuant to his respective employment agreement, dated June 17, 2011, Mr. Lebor serves as our Chief Executive Officer and Secretary at an annual salary of $150,000. Mr. Lebor’s employment agreement entitles him to receive a net year-end performance bonus, based on performance measurements approved by the independent Directors, as well as certain other benefits. Mr. Lebor is subject to non-competition and confidentiality requirements. Mr. Lebor’s employment agreement may be terminated at any time for cause.

Pursuant to the terms of Mr. Lebor’s employment agreement, upon a change of control of the Company, and upon a fundamental adverse change occurring in his employment, Mr. Lebor has the option to terminate his employment, triggering the payment of a termination package consisting of an amount equal to the his base salary for the balance of the term, subject to any withholdings or deductions required by law.

Steven Berger is compensated at the rate of $5,000 per month to serve as Chief Financial Officer.

Although we have not received any notification from any of the foregoing individuals, because we have suspended operations and are not paying compensation, we are at risk of losing the services of senior management.

Mr. Lebor and Mr. Berger operated without compensation in 2013. Mr. Rosenberg resigned as President on October 17, 2013.

Outstanding Equity Awards at Fiscal Year-End

Option awards
Equity incentive
	Number of	Number of	plan awards:
	securities	securities	Number of
	underlying	underlying	securities
	unexercised	unexercised	underlying	Option	Option
	options (#)	options (#)	unexercised	exercise	expiration
Name	exercisable	unexercisable	unearned options	price ($)	date

Michael Lebor, CEO	1 59,375	-	-	$0 .15	June 17, 2016

Steven Berger, CFO	-	-	-	$-	-

The summary outstanding equity awards at fiscal year-end table sets forth information concerning equity awards for services rendered in all capacities for the years outstanding on December 31, 2013 and awarded to, earned by, or paid to: Michael Lebor, our Chief Executive Officer and Secretary; and Steven Berger, our Chief Financial Officer. Columns for stock awards are omitted from the table since there are no outstanding stock awards.

Equity Incentive Plan

Pursuant to Board of Directors and stockholder approval, the Company adopted its 2011 Equity Incentive Plan on June 17, 2011 (the “Plan”) whereby it reserves for issuance up to 10,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (ISOP”) and Non-Statutory Stock Options (NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan.

Securities Authorized For Issuance Under Equity Incentive Plans

As of December 31, 2013, there were 10,000,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan. As of the same date, there were no awards outstanding under the Plan.

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

Director Compensation

For the years ended December 31, 2013 and 2012, the Company did not compensate its directors.

		Fees
		earned		All other
		or paid	Stock	Compen-
Name	Year	in cash	Awards	sation	Total
Kenneth Londoner	2013	$-	$-	$-	$-
Richard Rosenblum	2013	-	-	-	-
Steven Berger	2013	-	-	-	-
David Berger	2013	-	-	-	-
David Rosenberg *	2012	$-	$-	$-	$-
Michael Lebor *	2012	-	-	-	-
Kenneth Londoner	2012	-	-	-	-
Richard Rosenblum **	2012	-	-	-	-
Steven Berger	2012	-	-	-	-
David Berger	2012	-	-	-	-

* Resigned as director in November 2012

** Elected as director in November 2012

Required columns for Non-equity incentive plan compensation and Nonqualified deferred compensation earnings are omitted as all amounts are zero. There are no current or planned compensation arrangements for directors.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This table sets forth certain information regarding the ownership of our common stock as of March 27, 2014 by: (i) each director; (ii) each of our current executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least five percent of our common stock. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of	Common	Percent of
Beneficial Owner (1)(2)	Shares	Class (6)

Richard Rosenblum (3)	8,134,571	28.58%
Kenneth Londoner (4)	5,487,562	19.28%
Michael Lebor	1,423,123	5.00%
Steven Berger	-	-
David Berger	-	-
All officers and directors as a group (five persons)	15,045,256	52.86%

Other 5% or More Stockholders

David Stefansky (5)	11,977,004	42.08%
224 Stanhope Note, LLC (6)	4,807,309	16.89%

(1)	The address for each of these persons is 330 West 42nd Street, New York, New York 10036.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities that are currently convertible or exercisable into shares of our common stock, or convertible or exercisable into shares of our common stock within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the other footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(3)	Includes 5,803,496 shares held by Harborview Value Master Fund L.P. over which Mr. Rosenblum and Mr. Stefansky have voting and investment control and includes 2,331,075 shares held by The Corbran LLC over which Mr. Rosenblum has voting and investment control. Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of such shares.

(4)	Includes 5,487,562 shares held by Endicott Management Partners, LLC over which Mr. Londoner has voting and investment control. Mr. Londoner disclaims beneficial ownership of the foregoing securities.

(5)	The address for David Stefansky is 156 Beach 9th Street, Apartment #7a, Far Rockaway, NY 11691. Includes 5,803,496 shares held by Harborview Value Master Fund, L.P. over which Mr. Rosenblum and Mr. Stefansky have voting and investment control. Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of such shares.

(6)	The address of 224 Stanhope Note, LLC is 1130 E 29th Street, Brooklyn, NY 11210.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

To the best of our knowledge, during the last fiscal year, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000 or one percent of the average total assets at year end for each of the last two fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES: For the fiscal years ended December 31, 2013 and 2012, Turner, Stone & Company, LLP billed the Company for services rendered through March 15, 2014, for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC as follows (the 2011 audit will be included in the 2012 amount and the 2012 audit will be included in the 2013 amount):

	2013	2012
Audit and review services	$28,250	$21,400

AUDIT RELATED FEES: Our auditor billed additional fees associated with our Form S-1 filing as follows:

	2013	2012
Audit related fees	$-	$13,300

TAX FEES: Not applicable.

OTHER FEES: None.

Our full board of directors reviews, and in its sole discretion pre-approves, our independent registered public accounting firm’s annual engagement letter, including proposed fees and all audit and non-audit services provide by the independent registered public accounting firm. All services described above were pre-approved by our Board. The Board may not engage the independent registered public accounting firm to perform non-audit services proscribed by law or regulation.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of chatAND, Inc. are contained in Item 8 of this Form 10-K:
●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets at December 31, 2013 and 2012
●	Consolidated Statements of Operations – For the years ended December 31, 2013 and 2012 and the period from inception (May 14, 2010) through December 31, 2013
●	Consolidated Statements of Stockholders’ Equity (Deficit) from inception (May 14, 2010) through December 31, 2013
●	Consolidated Statements of Cash Flows – For the years ended December 31, 2013 and 2012 and the period from inception (May 14, 2010) through December 31, 2013
●	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
10.3	Securities Purchase Agreement dated June 17, 2011 (1)
10.4	Form of Senior Secured Convertible Promissory Note (1)
10.5	Form of Warrant to Purchase Shares of Common Stock of chatAND, Inc. (1)
10.6	Registration Rights Agreement (1)
10.7	Employment Agreement dated June 17, 2011 with the Company’s President, David Rosenberg (1)
10.8	Employment Agreement dated June 17, 2011 with the Company’s Chief Executive Officer, Michael Lebor (1)
10.9	2011 Equity Incentive Plan (1)
10.10	Professional Services Agreement with On3, Inc. dated June 15, 2011 (1)
10.11	Escrow Agreement with VStock Transfer dated May 1, 2012 (3)
10.12	Form of chatAND, Inc. Investment Confirmation (3)
10.13	Form of Warrant for chatAND, Inc. (2)
10.14	Limited Voting and Shareholder Agreement dated August 1, 2011 with Michael Lebor and David Rosenberg (2)
10.15	Software Development Agreement dated September 21, 2011 with Collaboration Communications, Inc. (2)
10.16	Amazon Web Services, LLC agreement updated August 23, 2011 (4)
10.17	Forbearance Agreement dated November 17, 2012 (5)
21	Subsidiaries (3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (6)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (6)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (6)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (6)
101.INS	XBRL Instance Document(6)
101.SCH	XBRL Taxonomy Extension Schema Document(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(6)

(1)	Incorporated by reference to Form S-1 filed September 2, 2011.
(2)	Incorporated by reference to Form S-1/A filed November 22, 2011.
(3)	Incorporated by reference to Form S-1/A filed May 3, 2012.
(4)	Incorporated by reference to Form S-1/A filed March 14, 2012
(5)	Incorporated by reference to Form 8-K filed November 27, 2012
(6)	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: April 14, 2014	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: April 14, 2014	By:	/s/ Steven Berger
Steven Berger
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 14, 2014	Chief Executive Officer and Principal	/s/ Michael Lebor
	Executive Officer	Michael Lebor

April 14, 2014	Chief Financial Officer and Principal	/s/ Steven Berger
	Accounting Officer	Steven Berger

April 14, 2014	Director	/s/ David Berger
David Berger

April 14, 2014	Director	/s/ Kenneth Londoner
Kenneth Londoner

April 14, 2014	Director	/s/ Richard Rosenblum
Richard Rosenblum

