Form 10-Q/A
period 2012-06-30
chatAND, Inc.
filed 2014-04-29
CIK 1529133

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to CHATAND, INC.’S Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 21, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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