Form 10-K/A
period 2012-12-31
chatAND, Inc.
filed 2014-04-29
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

(201) 618-1241

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to CHATAND, INC.’S Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

2

PART IV

ITEM 15:	EXHIBITS

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

10.3	Securities Purchase Agreement dated June 17, 2011 (1)

10.4	Form of Senior Secured Convertible Promissory Note (1)

10.5	Form of Warrant to Purchase Shares of Common Stock of chatAND, Inc. (1)

10.6	Registration Rights Agreement (1)

10.7	Employment Agreement dated June 17, 2011 with the Company’s President, David Rosenberg (1)

10.8	Employment Agreement dated June 17, 2011 with the Company’s Chief Executive Officer, Michael Lebor (1)

10.9	2011 Equity Incentive Plan (1)

10.10	Professional Services Agreement with On3, Inc. dated June 15, 2011 (1)

10.11A	Escrow Agreement with VStock Transfer dated May 1, 2012 (3)

10.12A	Form of chatAND, Inc. Investment Confirmation (3)

10.13	Form of Warrant for chatAND, Inc. (2)

10.14	Limited Voting and Shareholder Agreement dated August 1, 2011 with Michael Lebor and David Rosenberg (2)

10.15	Software Development Agreement dated September 21, 2011 with Collaboration Communications, Inc. (2)

10.16	Amazon Web Services, LLC agreement updated August 23, 2011 (4)

10.17	Forbearance Agreement dated November 17, 2012 (5)

21	Subsidiaries (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (6)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (6)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (6)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (6)

101.INS	XBRL Instance Document(7)
101.SCH	XBRL Taxonomy Extension Schema Document(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(7)

(1)	Incorporated by reference to Form S-1 filed September 2, 2011.
(2)	Incorporated by reference to Form S-1/A filed November 22, 2011.
(3)	Incorporated by reference to Form S-1/A filed May 3, 2012.
(4)	Incorporated by reference to Form S-1/A filed March 14, 2012.
(5)	Incorporated by reference to Form 8-K filed November 27, 2012.
(6)	Previously filed.
(7)	Filed herewith.

3

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

Date	Title (Capacity)	Signature

April 29, 2014	Chairman, Chief Executive Officer,	/s/ Michael Lebor
	and Principal Executive Officer	Michael Lebor

April 29, 2014	Chief Financial Officer and Principal	/s/ Steven Berger
	Accounting Officer	Steven Berger

April 29, 2014	President	/s/ David Rosenberg
David Rosenberg

April 29, 2014	Director	/s/ David Berger
David Berger

April 29, 2014	Director	/s/ Kenneth Londoner
Kenneth Londoner

April 29, 2014	Director	/s/ Richard Rosenblum
Richard Rosenblum

4