Form 10-Q
period 2014-03-31
chatAND, Inc.
filed 2014-05-15
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2014

Commission File Number: 000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2761655
(State or Jurisdiction of	(IRS Employer
Incorporation or Organization)	ID No)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of registrant’s common stock, par value $0.00001 per share, as of May 6, 2014, was 33,462,460 shares.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

2

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED FINANCIAL StatemenTS

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Balance Sheets

March 31, 2014 (Unaudited) and December 31, 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$251,335	$6
TOTAL CURRENT ASSETS	251,335	6
Property and equipment, net of accumulated depreciation of $4,831 at December 31, 2013	-	5,537
Other intangible assets - intellectual property	-	9,841
TOTAL ASSETS	$251,335	$15,384

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$193,647	$279,014
Accrued expenses	108,196	202,860
Advances from stockholders and employees	14,690	111,735
Notes payable	75,000	90,000
Senior convertible debentures	-	850,000
Warrant liability	605,567	-
TOTAL LIABILITIES	997,100	1,533,609

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 32,112,460 shares issued and outstanding at March 31, 2014 and 17,750,001 shares issued (Note 5) ; and 12,750,001 shares outstanding at December 31, 2013	321	128
Additional paid in capital	1,861,077	375,252
Accumulated deficit	(2,607,163)	(1,893,605)
TOTAL STOCKHOLDERS’ DEFICIT	(745,765)	(1,518,225)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,335	$15,384

  See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies).

Consolidated Statements of Operations

For the Three Months Ended March 31, 2014 and 2013 and the period from

Inception (May 14, 2010) through March 31, 2014

(Unaudited)

			From
	Three Months Ended		Inception
	March 31,		(May 14, 2010) to
	2014	2013	March 31, 2014
Revenue:
Total revenue	$-	$-	$-
Total revenue	-	-	-
Costs and expenses:
General and administrative expense	52,964	19,312	1,290,940
Research and development expense	-	-	345,072
Asset impairment	9,841	-	9,841
Total expenses	62,805	19,312	1,645,853
Loss from operations	(62,805)	(19,312)	(1,645,853)
Other income (expense)
Interest income	-	-	1,045
Interest expense	(3,791)	(11,277)	(315,393)
Warrant liability expense	(459,567)	-	(459,567)
Loss on settlement of liabilities with common stock	(187,395)	-	(187,395)
Total other income (expense)	(650,753)	(11,277)	(961,310)
Net loss	$(713,558)	$(30,589)	$(2,607,163)
Net loss per share, basic and diluted	$(0.03)	$(0.00)
Weighted average shares outstanding	25,669,134	12,750,001

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the period from inception (May 14, 2010) through March 31, 2014

(Unaudited)

							Deficit
							Accumulated
						Additional	During the
		Preferred Stock		Common Stock		Paid-in	Development
	Date	Shares	Par Value	Shares	Par Value	Capital	Stage	Total
Balance at May 14, 2010		-	$-		$-	$-	$-	$-
Common stock issued for:		-	-	-	-
Cash	6/11/2010	-	-	15	49,995	-	-	49,995
Intellectual property	6/11/2010	-	-	70	233,310	(221,877)	-	11,433
Net loss		-	-	-	-	-	(45,594)	(45,594)
Amendment to Articles of Incorporation	6/3/2011	-	-	10,837,415	(283,197)	283,197	-	-
Balance, December 31, 2010		-	-	10,837,500	108	61,320	(45,594)	15,834
Common stock issued for services to officers	6/1/2011	-	-	1,912,501	20	49,975	-	49,995
Detachable warrants issued with senior convertible debentures	6/17/2011	-	-	-	-	151,775	-	151,775
Warrants issued for services to officers	6/17/2011	-	-	-	-	112,182	-	112,182
Net loss		-	-	-	-	-	(755,604)	(755,604)
Balance, December 31, 2011		-	-	12,750,001	128	375,252	(801,198)	(425,818)
Net loss		-	-	-	-	-	(862,790)	(862,790)
Balance, December 31, 2012		-	-	12,750,001	128	375,252	(1,663,988)	(1,288,608)
Net loss		-	-	-	-	-	(229,617)	(229,617)
Balance, December 31, 2013		-	-	12,750,001	128	375,252	(1,893,605)	(1,518,225)
Common stock issued for:
Notes and advances payable	1/16/2014	-	-	15,712,459	157	1,266,861	-	1,267,018
Cash	3/31/2014	-	-	3,650,000	36	218,964	-	219,000
Net loss		-	-	-	-	-	(713,558)	(713,558)
Balance, March 31,2014		-	$-	32,112,460	$321	$1,861,077	$(2,607,163)	$(745,765)

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013 and the period

From Inception (May 14, 2010) through March 31, 2014

(Unaudited)

			From
	Three Months Ended		Inception
	March 31,		(May 14, 2010) to
	2014	2013	March 31, 2014
Cash flows from operating activities:
Net loss	$(713,558)	$(30,589)	$(2,607,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,537	518	10,369
Amortization of warrant cost	-	-	151,775
Warrant liability valuation	459,567	-	459,567
Loss on settlement of liabilities with common stock	187,395	-	187,395
Asset impairment	9,841	-	9,841
Common stock and warrants issued to officers for compensation	-	-	162,177
Impairment of capitalized Research and development cost	-	-	11,433
Changes in operating assets and liabilities:
Accounts payable	(85,367)	(42,011)	193,647
Accrued expenses	15,694	32,969	218,554
Net cash used by operating activities	(120,891)	(39,113)	(1,202,405)
Cash flows from investing activities:
Purchase of intellectual property	-	-	(9,841)
Purchase of furniture and equipment	-	-	(10,369)
Net cash used by investing activities	-	-	(20,210)
Cash flows from financing activities:
Proceeds from senior convertible debentures	-	-	850,000
Proceeds from notes payable	-	-	90,000
Advances from stockholders and employees	7,220	39,958	118,955
Sale of common stock and warrants	365,000	-	414,995
Net cash provided by financing activities	372,220	39,958	1,473,950
Net increase in cash and cash equivalents	251,329	845	251,335
Cash and cash equivalents, beginning of period	6	-	-
Cash and cash equivalents, end of period	$251,335	$845	$251,335
			(continued)

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

(Development Stage Companies)

Consolidated Statements of Cash Flows, Continued

For the Three Months Ended March 31, 2014 and 2013 and the period

From Inception (May 14, 2010) through March 31, 2014

(Unaudited)

			From
	Three Months Ended		Inception
	March 31,		(May 14, 2010) to
	2014	2013	March 31, 2014
Supplemental cash flow information
Cash paid for interest and income taxes
Interest	$-	$-	$8,500
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for research and development cost	$-	$-	$11,433
Common stock issued for senior convertible debentures	850,000	-	850,000
Common stock issued for accrued interest	110,358	-	110,358
Common stock issued for advances from stockholders	104,265	-	104,265
Common stock issued for note payable	15,000	-	15,000

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

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2013, which is included in the Company’s Form 10-K filed on April 14, 2014.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At March 31, 2014 and 2013, all exercisable common stock equivalents were antidilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings (loss) per share are the same. At March 31, 2014 and 2013, there were exercisable warrants outstanding for 3,650,000 and 4,887,500 shares, respectively.

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $2,607,163 during the period from inception (May 14, 2010) through March 31, 2014. The loss includes $162,177 in non-cash compensation, $151,775 in amortization of warrant cost, a loss of $187,395 from settlement of liabilities with common stock and $459,567 in warrant liability valuation expense.

The Company completed funding of $850,000 in senior convertible debentures in June 2011. The debentures were initially due June 17, 2012. The due date of the senior convertible debentures was extended until December 15, 2012 and in February 2014 the Company issued common stock to the note holders in satisfaction of all amounts due them. (Note 3) The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note was due March 31, 2013, was extended until November 14, 2013 and is currently past due. (Note 4) The Company attempted to raise a minimum of $3,000,000 with a Form S-1 Registration; however, the offering terminated in January 2013 without any sales of securities. On April 8, 2014, the Company completed a private placement for $500,000. (Note 5 and Note 8). The Company will continue seeking alternative financing sources. There can be no assurance that the Company will be successful in raising any additional funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company’s goals.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent accounting pronouncements

The Company has evaluated all recent accounting pronouncements through May 14, 2014, as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 2: INTELLECTUAL PROPERTY

The Company is currently developing software that it expects will provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology provides a platform that connects businesses, their sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases. The Chat& software is a 100% hosted no download software-as-a-service (“SaaS”) application that allows the live sales and support staff of a business to connect directly with customers in a 1 to 1 real-time session. Utilizing Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by virtually recreating all of the benefits of a live showroom environment within a website. The Company has determined that the value of the initial development cost was impaired and has recognized an impairment charge of $9,841. The Company has completed initial development of its software but has suspended additional development until funding is available.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property.

NOTE 3: SENIOR CONVERTIBLE DEBENTURES

The Company issued $850,000 in Senior Convertible Debentures (“Debentures”) on June 17, 2011. The Debentures were convertible into shares of the Company’s common stock at a conversion price of $0.10 per share; originally matured on June 17, 2012; bear interest at the rate of 5% per annum; secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. In February 2014 and effective January 16, 2014, the Company issued 15,712,459 additional shares to the Debenture holders in full satisfaction of the notes, the related accrued interest and advances made by the shareholders to the Company.

The Debenture Holders were issued Warrants to acquire a total of 4,250,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a five year term as a part of the original funding. The cash-less exercise of these Warrants plus 637,500 additional warrants acquired by the Debenture holders was included in the shares issued to the Debenture holders.

The shares issued include 1,230,150 shares issued for liabilities which were not convertible into common stock under their original terms. These shares were valued at $307,538 and were exchanged for liabilities in the amount of $120,143, resulting in a loss of $187,395 which was recognized on conversion.

NOTE 4: NOTES PAYABLE

On June 11, 2012, the Company entered into an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which was payable at the maturity date of March 31, 2013. At March 31, 2014, accrued interest of $6,734 is unpaid. The note was extended until November 14, 2013 and is now past due.

Effective November 14, 2012, the Company entered into a note agreement with one of the Debenture holders and received funding of $15,000. The note included interest at 5% per annum and was due November 14, 2013. Accrued interest of $877 was unpaid at January 16, 2014 when the Company issued common stock in full payment of the note and related accrued interest. See Notes 3 and 5.

NOTE 5: STOCKHOLDERS’ DEFICIT

Preferred Stock – The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At March 31, 2014 and December 31, 2013 there were no shares issued and outstanding.

Common Stock – The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At March 31, 2014 there were 32,112,460 shares issued and outstanding and at December 31, 2013 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

Escrow shares – In connection with the Debenture issuance, the Company issued 5,000,000 shares of its common stock to the principal shareholders of the Company in escrow. The shares may be released from escrow to the principal shareholders (or their designees) in accordance with a release schedule. The schedule provides that 3,300,000 shares will be released upon the Company reaching $1,000,000 in audited revenues over any consecutive 12 month period with the remaining shares released when the Company reaches $3,000,000 in audited revenues over any consecutive 12 month period. If either of the revenue goals has not been reached by June 30, 2016, the remaining shares will be cancelled. The escrow shares were issued solely in connection with the Debenture issuance, and accordingly, while disclosed as issued they are not considered outstanding and no accounting has yet been made. The escrow shares were cancelled as a part of the Debenture conversion discussed in Note 3.

Conversion of Debentures and related obligations – Effective January 16, 2014, the Company issued 15,712,459 additional shares to the Debenture holders in exchange for the Debentures, accrued interest, warrants and other advances due them.

Private Offering – In March 2014, the Company commenced a private offering of restricted securities (“Offering”) to sell up to 50,000 units (the “Units”) at a purchase price of $10 per Unit. Each Unit consists of (i) 100 shares of common stock of the Company, par value $0.00001 per share (the “Common Stock”), (ii) a half warrant (the “B Warrant”) to purchase 100 shares of Common Stock at an exercise price of $0.10 per share and (iii) a half warrant (the “C Warrant”) to purchase 100 shares of Common Stock at an exercise price of $0.15 per share. For example, 100 units entitle each holder thereof to 10,000 shares of common stock, B Warrants to purchase 5,000 shares of common stock and C Warrants to purchase 5,000 shares of common stock. Each warrant is exercisable for a term of three years and shall contain standard anti-dilution protection and a cashless exercise provision that will be effective following a one-year holding period.

As of March 31, 2014, 36,500 Units had been sold raising $365,000 from the Offering. The 3,650,000 shares of Common Stock and the related warrants were recorded as issued on that date. The remaining 13,500 Units were sold by April 8, 2014 and the remaining shares of Common Stock and related warrants will be recorded on that date.

At March 31, 2014, the Company recorded a warrant liability expense of $459,567, allocated $146,000 of the proceeds from the sale of common stock and warrants to the warrant liability and recorded the resulting warrant liability of $605,567. The warrant liability was calculated using the Black Scholes valuation method using 75% annual volatility, no dividends and a risk-free interest rate of 0.88%.

NOTE 6: RELATED PARTY TRANSACTIONS

At March 31, 2014 and December 31, 2013, accrued expenses include accrued payroll in the total amount of $85,291 which includes $46,093 for Michael Lebor, Chief Executive Officer, $22,614 for David Rosenberg, former president, and $16,584 for another former employee. Advances from shareholders and employees consists of the following at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Michael Lebor, Chief Executive Officer	$11,180	$9,145
Former employees	3,510	56,715
Debenture holders	-	45,875
	$14,690	$111,735

At March 31, 2014 and December 31, 2013, federal and state payroll taxes in the total amount of $16,171 and $21,734, respectively, had not been paid to the appropriate taxing authority, the majority of which is trust fund taxes, which could become the personal responsibility of the responsible officers or employees. A payment of $12,500 was made in March 2014 to the United States Treasury with the remaining federal balance payable over six months.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Office lease

Temporary office space for the Company’s operations is currently provided by the Company’s officers. The Company’s mailing address is 5940 South Rainbow Blvd, Las Vegas, Nevada 89118. There was no rent expense during the three months ended March 31, 2014 or 2013.

Litigation

A creditor of the Company filed an action in the District Court, Denver County, Colorado on April 17, 2013, to collect $29,486 plus a bi-weekly finance fee of 10%, which they claim they are owed. The Company is vigorously defending this action, but has accrued the full amount of the claim.

NOTE 8: SUBSEQUENT EVENT

In March 2014, the Company commenced a private offering of restricted securities, as described in Note 5, for 50,000 Units. At March 31, 2014, the Company had received $365,000 as payment for 36,500 Units and received $135,000 for the remaining Units by April 8, 2014.

On May 8, 2014, the Company entered into an agreement with a trustee in bankruptcy to enter a bid in bankruptcy to purchase substantially all of the assets (the “Bankruptcy Assets”) of a certain debtor subject to an order of relief under Chapter 7 of Title 11 of the United States Bankruptcy Code. The purchase of the Bankruptcy Assets by the Company is contingent upon the Company’s becoming the successful bidder at a bankruptcy auction to be held in 2014.

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

On June 17, 2011, the Company issued $850,000 in Senior Convertible Debentures to provide the initial funding needed to market and develop the business. In February 2014, the Company issued 15,712,459 shares of its common stock in exchange for the Debentures, the related accrued interest, warrants and all advances made to the Company by the Debenture Holders. In March 2014, the Company commenced a private offering to sell up to 50,000 Units, described in Note 5 to the financial statements. On April 8, 2014, the Company completed the Offering for all Units offered and collected $500,000 (Note 8 to the financial statements). The proceeds will be used for working capital.

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

Results of Operation

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time. In July 2012, the Company had exhausted the majority of its funds and has incurred only minimal expenses since that date. In April 2014, the Company completed a private offering of 50,000 Units (See Note 5 to the financial statements) and raised an additional $500,000.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Following is a summary of expenses for the three months ended March 31, 2014 and 2013.

	2014	2013
General and administrative expense	$52,964	$19,311
Asset impairment	9,841	-
	$62,805	$19,311

General and administrative expenses are summarized as follows:

	2014	2013
Professional fees	$34,687	$12,415
Consultant	5,000	-
Insurance	7,096	6,187
Other	6,181	709
	$52,964	$19,311

General and administrative expense increased by $33,653 or 174% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Professional fees increased $22,272 and includes an increase of $12,925 in legal fees, $6,885 in audit services and $2,462 in other professional services. Consulting fees amounted to $5,000 in the 2014 period and were 0 in the prior year period. Other general and administrative expense increased $5,472, primarily due to an increase in depreciation expense of $5,019.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

The Company recorded an impairment charge of $9,841 for its old software development cost at March 31, 2014.

Other income (expense) consists of the following for the three months ended March 31, 2014 and 2013.

	2014	2013
Interest expense	$3,791	$11,277
Warrant liability expense	459,567	-
Loss on settlement of liabilities with common stock	187,395	-
	$650,753	$11,277

Interest expense for the three months ended March 31, 2013 includes an accrual of $10,596 for the accrued interest on the Debentures and $681 in interest on other debt. Interest expense in 2014 includes interest on certain accounts payable and the unpaid $75,000 note of $2,044 and $1,747 for the accrued interest on the Debentures. The Debentures were retired effective January 16, 2014.

Warrant liability expense was calculated using the Black Scholes valuation method as described in Note 5 to the financial statements. The warrant expense is related to the private placement of 50,000 Units, of which 36,500 closed in the quarter ended March 31, 2014 and the remaining 13,500 in April 2014.

The Company recorded a loss of $187,395 in the quarter ended March 31, 2014 from settlement of liabilities in the amount of $120,143 with common stock with a fair value of $307,538.

The Company recorded an impairment charge of $9,841 for its old software development cost at March 31, 2014.

Liquidity and Capital Resources and Going Concern

Historical information:

At March 31, 2014 and December 31, 2013, the Company had $251,335 and $6 in current assets; current liabilities of $997,100 and $1,533,609; and a working capital deficit of $745,765 and $1,533,603, respectively. Current assets consist of cash which increased in the 2014 period due to the Offering which was completed on April 8, 2014. Current liabilities and the working capital deficit at March 31, 2014 include a warrant liability in the amount of $605,567 which will not require cash.

During June 2011, the Company issued its 5% Senior Convertible Debentures with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500 (Note 3 to the financial statements). On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013. This note was extended until November 14, 2013 and is now past due(Note 4 to the financial statements). In April 2014, the Company completed a private offering of 50,000 Units (see Note 5 and Note 8 to the financial statements) and raised $500,000. By March 31, 2014, the Company had made only nominal expenditures for capital assets and has suspended additional development costs until funds become available.

Evaluation of the amounts and certainty of cash flows:

The Company received advances of $7,220 from stockholders and employees during the three-month period ended March 31, 2014, and repaid $104,265 in advances with common stock issued effective January 16, 2014. In April 2014, the Company completed a private offering of 50,000 Units (see Note 5 to the financial statements) and raised a total of $500,000.

Cash requirements and capital expenditures:

We originally budgeted $58,000 per month for operating costs and $5,000 per month for software development costs until sales commenced. The Company suspended development costs and operating costs in July 2012, until additional funding was available. As a result of the Company’s closing of the Offering, and the financing obtained thereunder, the Company is commencing to develop sales and plans to maintain a lower level of operating cost until some sales develop or additional funds become available.

The Company does not expect to require any capital expenditures at this point in its development until after additional funds become available.

The Company utilized approximately $110,000 of the new capital raised in March 2014 for existing liabilities and expects to use the remainder of the funds raised to begin completing its business plan.

Discussion and analysis of known trends and uncertainties:

The Company expects that it can begin to develop a limited business with the debt and equity funding received in March and April 2014. While additional capital would allow the Company to more quickly expand its advertising and marketing efforts and build out the technology and thus develop revenues more quickly, the Company plans to move forward with the available funding.

In July 2012, the officers of the Company discontinued payment of all salaries, and the Company has deferred software development costs and limited professional services to attempt to maintain some level of operations until a minimum funding can occur. The Company plans to continue to limit additional development cost while it begins to develop its business plan.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and asset are the ownership of the Company’s intellectual property.

Expected changes in the mix and relative cost of capital resources:

In April 2014, the Company completed a private offering of 50,000 Units (see Note 5 to the Financial Statements) and raised $500,000. The Company will begin to develop its business plan at a slower pace than previously anticipated while it simultaneously continues to seek other forms of financing to meet its objectives.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At March 31, 2014, we had $251,335 in cash and $997,100 in current liabilities, which includes a warrant liability of $605,567, which will not require cash.

Other prospective sources for and uses of cash:

In April 2014, the Company completed a private offering of 50,000 Units (see Notes 5 and 8 to the Financial Statements) and raised $500,000. The Company is currently reviewing other alternative financing sources that would allow the Company to more rapidly develop its business plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2014. Our management has determined that, as of March 31, 2014, the Company’s disclosure controls and procedures are not effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2014, the Company commenced a private offering of restricted securities (“Offering”), on a “best efforts” basis, to sell up to 50,000 units (the “Units”) to accredited investors, for an aggregate amount of up to $500,000. Each Unit consisted of: (i) 100 shares of common stock of the Company, par value $0.00001 per share (“Common Stock”), (ii) one-half warrant (the “B Warrant”) to purchase 100 shares of Common Stock at an exercise price of $0.10 per share and (iii) one-half warrant (the “C Warrant”) to purchase 100 shares of Common Stock at an exercise price of $0.15 per share. For example, 100 units entitle each holder thereof to 10,000 shares of common stock, B Warrants to purchase 5,000 shares of common stock and C Warrants to purchase 5,000 shares of common stock. Each warrant is exercisable for a term of three years and contains standard anti-dilution protection and a cashless exercise provision that will be effective following a one-year holding period.

The Company raised the maximum of $500,000 under the Offering and closed the Offering on April 8, 2014. The majority of the proceeds will be used for working capital. The sale of the Units qualified for exemption under Rule 506(b) promulgated under Section 4(2) of the Securities Act of 1933, as amended, since the issuance of these securities by the Company did not involve a “public offering” and the Company only accepted investments from accredited investors.

The description of the Offering is qualified in its entirety by reference to the complete text of the Form of Subscription Agreement which is filed as Exhibit 4.1 hereto. The description of the B Warrants and the C Warrants is qualified in its entirety by reference to the complete text of the Form of B Warrant and Form of C Warrant, which are filed with the SEC as Exhibits 4.2 and 4.3, respectively, hereto.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5: OTHER INFORMATION

In February 2014, the Company received (i) conversion notices from the holders of the Company’s promissory notes (the “Note Holders”) having an aggregate principal balance of $850,000 (the “Notes”) and (ii) exercise notices from the Note Holders to exercise warrants received under the Note, pursuant to which the holders agreed to exchange the full balance of the Note, in the amount of $850,000 in the aggregate, as consideration for the issuance of 26,868,309 shares (representing approximately 95% of the issued and outstanding voting securities of the Company) of the Company’s Common Stock (the “Recapitalization”).

Prior to the Recapitalization, Michael Lebor, the Chief Executive Officer and Secretary of the Company, owned 5,737,500 shares of Common Stock (representing approximately 45% of the issued and outstanding voting securities of the Company prior to the Recapitalization), and was the majority stockholder of the Company. Following the Recapitalization, Mr. Lebor owns 1,423,123 shares of Common Stock (representing approximately 5% of the issued and outstanding voting securities of the Company following the Recapitalization).

The Recapitalization resulted in a change in control of the Company. Upon the Recapitalization, the Note Holders collectively hold approximately 92.3% of the issued and outstanding voting securities of the Company. As of the date of this Report, as a result of the Recapitalization, and giving effect to the Offering, the ownership of the Company is as follows:

Name and Address of Beneficial Owner (1)(2)	Common Shares	Percent of Class

Richard Rosenblum (3)	12,134,571	34.22%
Kenneth Londoner (4)	5,487,562	16.40%
Michael Lebor	1,423,123	4.25%
Steven Berger	-	-
David Berger	-	-
All officers and directors as a group (five persons)	19,045,256	53.71%

Other 5% or More Stockholders

David Stefansky (5)	15,977,004	45.05%
224 Stanhope Note, LLC	4,807,309	14.37%

(1)	The address for each of these persons is 330 West 42nd Street, New York, New York 10036.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities that are currently convertible or exercisable into shares of our common stock, or convertible or exercisable into shares of our common stock within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the other footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(3)	Includes 7,803,496 shares, 1,000,000 shares of common stock issuable upon conversion of the B Warrants and 1,000,000 shares of common stock issuable upon conversion of the C Warrants held by Harborview Value Master Fund L.P. over which Mr. Rosenblum and Mr. Stefansky have voting and investment control and includes 2,331,075 shares held by The Corbran LLC over which Mr. Rosenblum has voting and investment control. Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of such shares.

(4)	Includes 5,487,562 shares held by Endicott Management Partners, LLC over which Mr. Londoner has voting and investment control. Mr. Londoner disclaims beneficial ownership of the foregoing securities.

(5)	Includes 7,803,496 shares, 1,000,000 shares of common stock issuable upon conversion of the B Warrants and 1,000,000 shares of common stock issuable upon conversion of the C Warrants held by Harborview Value Master Fund, L.P. over which Mr. Rosenblum and Mr. Stefansky have voting and investment control. Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of such shares.

In November 2012, Mr. David Rosenberg resigned from his position as a member of the Board of Directors of the Company, effective immediately. On October 17, 2013, Mr. Rosenberg resigned from his position as President of the Company. Mr. Rosenberg’s resignations were not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. As of the date of this Report, the Company has not appointed a replacement for Mr. Rosenberg.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 4.1	Form of Subscription Agreement, March 2014*

Exhibit 4.2	Form of B Warrant, April 2014*

Exhibit 4.3	Form of C Warrant, April 2014*

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed Herewith.

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: May 15, 2014	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: May 15, 2014	By:	/s/ Steven Berger
Steven Berger
Chief Financial Officer

