Form 10-Q
period 2014-06-30
chatAND, Inc.
filed 2014-08-12
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2014

Commission File Number: 000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2761655
(State or Jurisdiction of	(IRS Employer
Incorporation or Organization)	ID No)

244 5th Avenue, Suite C68

New York, NY 10001

(Address of principal executive office) (Zip code)

5940 South Rainbow Blvd

Las Vegas, NV 89118

(Former address of principal executive office) (Zip code)

(212) 321-0559

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

The number of shares outstanding of registrant’s common stock, par value $0.00001 per share, as of August 1, 2014, was 38,462,460 shares.

chatAND, Inc. and Subsidiary

2

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED FINANCIAL StatemenTS

chatAND, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2014 (Unaudited) and December 31, 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$254,738	$6
TOTAL CURRENT ASSETS	254,738	6
Property and equipment, net of accumulated depreciation of $10,368 and $4,831 at June 30, 2014 and December 31, 2013, respectively	833	5,537
Other intangible assets - intellectual property	-	9,841
Intangible assets (Note 3)	1,600,000	-
TOTAL ASSETS	$1,855,571	$15,384

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$192,100	$279,014
Accrued expenses	98,754	202,860
Advances from stockholders and employees	14,690	111,735
Notes payable	75,000	90,000
Due on Freeline Sports purchase	220,000	-
Senior convertible debentures	-	850,000
Warrant liability	829,544	-
TOTAL LIABILITIES	1,430,088	1,533,609

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 38,462,460 shares issued and outstanding at June 30, 2014; 17,750,001 shares issued (Note 5) and 12,750,001 shares outstanding at December 31, 2013	385	128
Additional paid in capital	3,292,014	375,252
Accumulated deficit	(2,866,916)	(1,893,605)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	425,483	(1,518,225)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,855,571	$15,384

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Total revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Costs and expenses:
General and administrative expense	83,738	45,279	136,702	64,591
Research and development expense	4,100	31,486	4,100	31,486
Asset impairment	-	-	9,841	-
Total expenses	87,838	76,765	150,643	96,077
Loss from operations	(87,838)	(76,765)	(150,643)	(96,077)
Other income (expense)
Interest expense	(1,938)	(12,729)	(5,729)	(24,006)
Warrant liability expense	(169,977)	-	(629,544)	-
Loss on settlement of liabilities with common stock	-	-	(187,395)	-
Total other income (expense)	(171,915)	(12,729)	(822,668)	(24,006)
Net loss	$(259,753)	$(89,494)	$(973,311)	$(120,083)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Weighted average shares outstanding	34,662,460	12,750,001	30,190,640	12,750,001

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

For the period ended June 30, 2014

(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2012	-	-	12,750,001	$128	$375,252	$(1,663,988)	$(1,288,608)
Net loss	-	-	-	-	-	(229,617)	(229,617)
Balance, December 31, 2013	-	-	12,750,001	128	375,252	(1,893,605)	(1,518,225)
Common stock issued for:
Notes and advances payable	-	-	15,712,459	157	1,266,862	-	1,267,019
Cash	-	-	5,000,000	50	299,950	-	300,000
Intangible assets	-	-	5,000,000	50	1,349,950	-	1,350,000
Net loss	-	-	-	-	-	(973,311)	(973,311)
Balance, June 30, 2014	-	$-	38,462,460	$385	$3,292,014	$(2,866,916)	$425,483

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

 (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(973,311)	$(120,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,537	1,036
Amortization of warrant cost	-	-
Warrant liability expense	629,544	-
Loss on settlement of liabilities with common stock	187,395	-
Asset impairment	9,841	-
Changes in operating assets and liabilities:
Accounts payable	(66,914)	32,984
Accrued expenses	(43,747)	25,935
Net cash used by operating activities	(251,655)	(60,128)

Cash flows from investing activities:
Purchase of furniture and equipment	(833)	-
Net cash used by investing activities	(833)	-

Cash flows from financing activities:
Advances from stockholders and employees	7,220	62,608
Sale of common stock and warrants	500,000	-
Net cash provided by financing activities	507,220	62,608
Net increase in cash and cash equivalents	254,732	2,480
Cash and cash equivalents, beginning of period	6	-
Cash and cash equivalents, end of period	$254,738	$2,480
		(continued)

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of senior convertible debentures	$850,000	$-
Common stock issued for accrued interest	$110,358	$-
Common stock issued for advances from stockholders	$104,265	$-
Common stock issued for note payable	$15,000	$-
Common stock issued for intangible assets	$1,350,000	$-

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

The consolidated financial statements included in this Form have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited.

Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2013, which is included in the Company’s Form 10-K filed on April 14, 2014.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At June 30, 2014 and 2013, all exercisable common stock equivalents were antidilutive and are not included in the net loss per share calculations. Accordingly, basic and diluted net loss per share are the same. At June 30, 2014 and 2013, there were exercisable warrants outstanding for 5,000,000 and 4,887,500 shares, respectively.

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $2,866,916 during the period from inception (May 14, 2010) through June 30, 2014. The loss includes $162,177 in non-cash compensation, $151,775 in amortization of warrant cost, a loss of $187,395 from settlement of liabilities with common stock and $629,544 in warrant liability valuation expense.

The Company completed funding of $850,000 in senior convertible debentures in June 2011. The debentures were initially due June 17, 2012. The due date of the senior convertible debentures was extended until December 15, 2012 and in February 2014 the Company issued common stock to the note holders in satisfaction of all amounts due them (Note 4). The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note was due March 31, 2013, was extended until November 14, 2013 and is currently past due. (Note 4) The Company attempted to raise a minimum of $3,000,000 with a Form S-1 Registration; however, the offering terminated in January 2013 without any sales of securities. On April 8, 2014, the Company completed a private placement for $500,000 (Note 5). The Company will continue seeking alternative financing sources. There can be no assurance that the Company will be successful in raising any additional funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company’s goals.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU No. 2014-10 effective June 30, 2014.

The Company has evaluated all other recent accounting pronouncements through August 11, 2014, as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 2: INTELLECTUAL PROPERTY

The Company has completed initial development of software that it expects will provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology provides a platform that connects businesses, their sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases. The Chat& software is a 100% hosted no download SaaS application that allows the live sales and support staff of a business to connect directly with customers in a 1 to 1 real-time session. Utilizing Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by virtually recreating all of the benefits of a live showroom environment within a website. The Company has determined that the value of the initial development cost was impaired and recognized an impairment charge of $9,841 in the first quarter of 2014. The Company has completed initial development of its software but has suspended additional development until funding is available.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property.

NOTE 3: FREELINE SPORTS INC ACQUISITION

On May 8, 2014, the Company entered into an Asset Purchase Agreement (the “Freeline Purchase Agreement”) with Leonard S. Ackerman, as Chapter 7 trustee (the “Trustee”) in Bankruptcy Case Number 13-06272-MM7 (the “Bankruptcy Case”) to enter a bid in bankruptcy to purchase substantially all of the assets (the “Freeline Assets”) of Freeline Sports, Inc. (“Freeline”) subject to an order of relief under Chapter 7 of Title 11 of the United States Bankruptcy Code (the “Freeline Acquisition”). The purchase of the Freeline Assets by the Company was contingent upon the Company’s becoming the successful bidder (the “Stalking Horse Bid”) of a bankruptcy auction (the “Bankruptcy Auction”). Pursuant to the terms of the Freeline Purchase Agreement, the Company was required to pay the Trustee a cash amount of $30,000 as a deposit of the Purchase Price (as defined below). The full purchase price (the “Purchase Price”) of the Freeline Assets was $250,000, subject to adjustment if the Company submits an overbid at the Bankruptcy Auction. In conjunction with the Freeline Acquisition, the Company also purchased the Freeline Notes (as defined below, and as described further in Note 6) from a third party holder of the Freeline Notes in exchange for 5,000,000 shares of the Company’s common stock. On June 11, 2014, the United States Bankruptcy Court in the Southern District of California granted a Motion for Order Approving Settlement Agreement in the Bankruptcy Case, pursuant to which, among other things, the Company was successful in its Stalking Horse Bid for the Freeline Assets.

At June 30, 2014, the Company’s investment in the Freeline Assets and the Freeline Notes consisted of a cash deposit of $30,000, an amount due the Trustee in the Bankruptcy Case of $220,000 and 5,000,000 shares of the Company’s common stock, par value $0.00001, valued at $1,350,000, the closing price of the stock on the date the transaction was completed (Note 6). The acquisition was completed on July 11, 2014 (Note 9). The Company will engage an appraiser to value the assets acquired, at which time the value will be assigned to the specific assets. The appraisal will be completed before December 31, 2014.

NOTE 4: SENIOR CONVERTIBLE DEBENTURES

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

The shares issued include 1,230,150 shares issued for liabilities which were not convertible into common stock under their original terms. These shares were valued at $307,538 and were exchanged for liabilities in the amount of $120,143, resulting in a loss of $187,395 which was recognized on conversion of the Debentures.

NOTE 5: NOTES PAYABLE

On June 11, 2012, the Company entered into an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which was payable at the maturity date of March 31, 2013. The note was extended until November 14, 2013 and is now past due. At June 30, 2014, accrued interest of $7,669 is unpaid.

Effective November 14, 2012, the Company entered into a note agreement with one of the Debenture holders and received funding of $15,000. The note included interest at 5% per annum and was due November 14, 2013. Accrued interest of $877 was unpaid at January 16, 2014 when the Company issued common stock in full payment of the note and related accrued interest. See Notes 4 and 6.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock – The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At June 30, 2014 and December 31, 2013 there were no shares issued and outstanding.

Common Stock – The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At June 30, 2014 there were 38,462,460 shares issued and outstanding and at December 31, 2013 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

Escrow shares – In connection with the Debenture issuance, the Company issued 5,000,000 shares of its common stock to the principal shareholders of the Company in escrow. The shares may be released from escrow to the principal shareholders (or their designees) in accordance with a release schedule. The schedule provides that 3,300,000 shares will be released upon the Company reaching $1,000,000 in audited revenues over any consecutive 12 month period with the remaining shares released when the Company reaches $3,000,000 in audited revenues over any consecutive 12 month period. If either of the revenue goals has not been reached by June 30, 2016, the remaining shares will be cancelled. The escrow shares were issued solely in connection with the Debenture issuance, and accordingly, while disclosed as issued they are not considered outstanding and no accounting has yet been made. The escrow shares were cancelled as a part of the Debenture conversion discussed in Note 4.

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

As of June 30, 2014, all 50,000 Units had been sold raising $500,000 from the Offering.

At June 30, 2014, the Company had recorded a warrant liability expense of $629,544 ($459,567 in the first quarter and $169,977 in the second quarter), allocated $200,000 of the proceeds from the sale of common stock and warrants to the warrant liability and recorded the resulting warrant liability of $829,544. The warrant liability was calculated using the Black Scholes valuation method using 75% annual volatility, no dividends and a risk-free interest rate of 0.88%. The valuation of the warrant liability is recalculated quarterly when financial statements are issued. The trading price of our common stock was the same at June 30, 2014 and March 31, 2014, accordingly there was no change in the valuation of the warrant liability from March 31, 2014 to June 30, 2014.

Freeline Notes – On June 6, 2014, the Company entered into a Promissory Note Assignment Agreement with a stockholder of the Company, whereby the stockholder sold, assigned and transferred to the Company the stockholder’s rights under a series of promissory notes issued to the stockholder by Freeline with a face value of $1,269,500. Specifically, the Company purchased: (i) one 5% Senior Promissory Note, due August 4, 2011, in the principal amount of $200,000, (ii) one 5% Senior Promissory Note, due November 17, 2011, in the principal amount of $200,000, (iii) one 5% Senior Promissory Note, due January 10, 2012, in the principal amount of $119,500 and (iv) one 5% Senior Promissory Note, due August 4, 2011, in the principal amount of $750,000 (together, the “Freeline Notes”). The Freeline Notes were issued in connection with a Bridge Loan financing to Freeline and are all currently in default. The Freeline Notes were acquired to allow the Company to complete the Freeline Acquisition discussed in Notes 3 and 9. The Company issued 5,000,000 shares of its $0.00001 par value common stock in exchange for the notes which were valued at $1,350,000, based on the trading price of the Company’s common stock on the date of the transaction.

NOTE 7: RELATED PARTY TRANSACTIONS

At June 30, 2014 and December 31, 2013, accrued expenses include accrued payroll in the total amount of $85,291 which includes $46,093 for Michael Lebor, Chief Executive Officer, $22,614 for David Rosenberg, former president, and $16,584 for another former employee. Advances from shareholders and employees consist of the following at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Michael Lebor, Chief Executive Officer	$11,180	$9,145
Former employees	3,510	56,715
Debenture holders	-	45,875
	$14,690	$111,735

At June 30, 2014 and December 31, 2013, federal and state payroll taxes in the total amount of $5,794 and $21,734, respectively, had not been paid to the appropriate taxing authority, the majority of which is trust fund taxes, which could become the personal responsibility of the responsible officers or employees. A payment of $12,500 was made in March 2014 to the United States Treasury and the remaining federal balance was paid in June 2014.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Office lease

Space for the Company’s operations beginning July 1, 2014 is located at 244 5th Avenue, Suite C68, New York, NY 10001. There was no rent expense during the six months ended June 30, 2014 or 2013. The new lease is on a month-to-month basis at the rate of $350 per month.

Litigation

A creditor of the Company filed an action in the District Court, Denver County, Colorado on April 17, 2013, to collect $29,486 plus a bi-weekly finance fee of 10%, which they claim they are owed. The Company is vigorously defending this action, but has accrued the full amount of the claim.

NOTE 9: SUBSEQUENT EVENT

On July 11, 2014, the Company completed the Freeline Acquisition from Leonard S. Ackerman, the Trustee under the Bankruptcy Case. On July 11, 2014, the Company paid the remainder of the Purchase Price to the Trustee and obtained a Bill of Sale from the Trustee for the Freeline Assets. The Company also entered into a Quitclaim Deed with the Trustee, dated July 11, 2014, pursuant to which the Company acquired all of Freeline’s Patents, Trademarks and Copyrights. The Company plans to operate the business of Freeline as a separate operating division of the Company.

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

On June 17, 2011, the Company issued $850,000 in Senior Convertible Debentures to provide the initial funding needed to market and develop the business. In February 2014, the Company issued 15,712,459 shares of its common stock in exchange for the Debentures, the related accrued interest, warrants and all advances made to the Company by the Debenture Holders. In March 2014, the Company commenced a private offering to sell up to 50,000 Units, described in Note 6 to the financial statements. On April 8, 2014, the Company completed the Offering for all Units and collected $500,000 (Note 6 to the financial statements). The proceeds will be used for working capital.

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

Results of Operation

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time. In July 2012, the Company had exhausted the majority of its funds and has incurred only minimal expenses from that date until April 2014, when the Company completed a private offering of 50,000 Units (See Note 6 to the financial statements) and raised an additional $500,000.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Following is a summary of expenses for the three months ended June 30, 2014 and 2013.

	2014	2013

General and administrative expense	$83,738	$45,279
Research and development expense	4,100	31,486
	-	-
	$87,838	$76,765

General and administrative expenses are summarized as follows:

	2014	2013

Professional fees	$44,834	$34,635
Reseller fees	30,000	-
Insurance	5,926	6,187
Other	2,978	4,457
	$83,738	$45,279

General and administrative expense increased by $42,559 or 94% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Professional fees increased $10,199, consisting primarily of an increase in legal fees. The Company incurred $30,000 in software reseller fees pursuant to a software reseller agreement entered into on May 21, 2014. The agreement is for an initial period of six months.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development expense primarily consists of payroll, technology costs, and other software development costs. Additional development has been suspended since July 2012, pending additional funding. The 2013 balance is a result of a settlement reached with a vendor which is the subject of the lawsuit discussed in Note 8 to the financial statements. The 2014 balance relates to costs associated with the Company’s Web Site.

Other income (expense) consists of the following for the three months ended June 30, 2014 and 2013.

	2014	2013

Interest expense	$1,938	$12,729
Warrant liability expense	169,977	-
	-	-
	$171,915	$12,729

Interest expense for the three months ended June 30, 2013 is primarily an accrual of the interest on the Debentures. Interest expense in 2014 includes interest on certain accounts payable and the unpaid $75,000 note. The Debentures were converted effective January 16, 2014.

Warrant liability expense was calculated using the Black Scholes valuation method as described in Note 6 to the financial statements. The warrant expense of $169,977 is related to the private placement of the remaining 13,500 Units, which closed in April 2014.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Following is a summary of expenses for the six months ended June 30, 2014 and 2013.

	2014	2013

General and administrative expense	$136,702	$64,591
Research and development expense	4,100	31,486
Asset impairment	9,841	-
	$150,643	$96,077

General and administrative expenses are summarized as follows:

	2014	2013

Professional fees	$79,521	$47,049
Reseller fees	30,000	-
Insurance	13,021	12,374
Other	14,160	5,168
	$136,702	$64,591

General and administrative expense increased by $72,111 or 112% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Professional fees increased $32,472, consisting primarily of an increase in legal fees. The Company incurred $30,000 in software reseller fees pursuant to a software reseller agreement entered into on May 21, 2014. The agreement is for an initial period of six months. Other general and administrative expense increased $8,992, primarily due to an increase in consulting fees of $5,000 and depreciation of $4,501.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development expense primarily consists of payroll, technology costs, and other software development costs. Additional development has been suspended since July 2012, pending additional funding. The 2013 balance is a result of a settlement reached with a vendor which is the subject of the lawsuit discussed in Note 8 to the financial statements. The 2014 balance relates to costs associated with the Company’s Web Site.

The Company recorded an impairment charge of $9,841 for its old software development cost at March 31, 2014.

Other income (expense) consists of the following for the six months ended June 30, 2014 and 2013.

	2014	2013

Interest expense	$5,729	$24,006
Warrant liability expense	629,544	-
Loss on settlement of liabilities with common stock	187,395	-
	$822,668	$24,006

Interest expense for the six months ended June 30, 2013 is primarily an accrual of the interest on the Debentures. Interest expense in 2014 includes one-half month interest on the Debentures and interest on certain accounts payable and the unpaid $75,000 note. The Debentures were retired effective January 16, 2014.

Warrant liability expense was calculated using the Black Scholes valuation method as described in Note 5 to the financial statements. The warrant expense is related to the private placement of 50,000 Units, which closed in April 2014.

The Company recorded a loss of $187,395 in the quarter ended March 31, 2014 from the settlement of liabilities in the amount of $120,143 with common stock with a fair value of $307,538.

Liquidity and Capital Resources and Going Concern

Historical information:

At June 30, 2014 and December 31, 2013, the Company had $254,738 and $6 in current assets; current liabilities of $1,430,088 and $1,533,609; and a working capital deficit of $1,175,350 and $1,533,603, respectively. Current assets consist of cash which increased in the 2014 period due to the Offering which was completed on April 8, 2014. Current liabilities and the working capital deficit at June 30, 2014 include a warrant liability in the amount of $829,544 which will not require cash.

During June 2011, the Company issued its 5% Senior Convertible Debentures with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500 (Note 4 to the financial statements). On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013. This note was extended until November 14, 2013 and is now past due (Note 5 to the financial statements). In April 2014, the Company completed a private offering of 50,000 Units (see Note 6 to the financial statements) and raised $500,000. By June 30, 2014, the Company had made only nominal expenditures for capital assets and has suspended additional development costs until funds become available. The Company did commit $4,100 in the second quarter of 2014 for Web Site improvements.

Evaluation of the amounts and certainty of cash flows:

The Company received advances of $7,220 from stockholders and employees during the six-month period ended June 30, 2014, and repaid $104,265 in advances with common stock issued effective January 16, 2014. In April 2014, the Company completed a private offering of 50,000 Units (see Note 6 to the financial statements) and raised a total of $500,000.

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

The Company expects to require only nominal capital expenditures at this point in its development until additional funds become available.

The Company utilized approximately $110,000 of the new capital raised in March 2014 for existing liabilities. $250,000 of the new capital has been used to acquire the Freeline Assets. Additional funding will be required to complete the business plan

Discussion and analysis of known trends and uncertainties:

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

Expected changes in the mix and relative cost of capital resources:

In April 2014, the Company completed a private offering of 50,000 Units (see Note 6 to the financial statements) and raised $500,000. The Company will begin to develop its business plan at a slower pace than previously anticipated while it simultaneously continues to seek other forms of financing to meet its objectives.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At June 30, 2014, we had $254,738 in cash and $1,430,088 in current liabilities, which includes a warrant liability of $829,544, which will not require cash.

Other prospective sources for and uses of cash:

In April 2014, the Company completed a private offering of 50,000 Units (see Note 6 to the financial statements) and raised $500,000. The Company is currently reviewing other alternative financing sources that would allow the Company to more rapidly develop its business plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014. Our management has determined that, as of June 30, 2014, the Company’s disclosure controls and procedures are not effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2014, the Company entered into a Promissory Note Assignment and Purchase Agreement with a principal stockholder of the Company, whereby the stockholder sold, assigned and transferred to the Company the stockholder’s rights under a series of promissory notes issued to the stockholder by Freeline Sports, Inc. (“Freeline”) in exchange for 5,000,000 shares of the Company’s common stock, $0.00001 par value (the “Freeline Note Sale”).

The issuance of the shares qualified for exemption under Rule 506(b) promulgated under Section 4(a)(2) of the Securities Act since the issuance of these securities by the Company did not involve a “public offering” and the stockholder, as purchaser of the shares, qualified as an accredited investor. The description of the Freeline Note Sale is qualified in its entirety by reference to the complete text of the Promissory Note Assignment and Purchase Agreement which is filed as Exhibit 10.1 to the Form 8-K, filed with the Securities and Exchange Commission on June 11, 2014, and is incorporated herein by reference.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5: OTHER INFORMATION

On May 8, 2014, the Company entered into an Asset Purchase Agreement (the “Freeline Purchase Agreement”) with Leonard S. Ackerman, as Chapter 7 trustee (the “Trustee”) in Bankruptcy Case Number 13-06272-MM7 (the “Bankruptcy Case”) to enter a bid in bankruptcy to purchase substantially all of the assets (the “Freeline Assets”) of Freeline, subject to an order of relief under Chapter 7 of Title 11 of the United States Bankruptcy Code. The Freeline Assets under the Freeline Purchase Agreement included, without limitation: (a) all equipment, fixtures, furniture and furnishings, trade fixtures, machinery, vehicles, materials, tools, dies , molds, office equipment and supplies and computer and electronic equipment and other items of tangible personal property, (b) inventory and work-in-process, (c) intellectual property, including software, patents, patent applications, copyrights, copyright applications, trademarks, trademark applications, transferable licenses, plans, specifications, technology content, trade secrets, tradenames, domain names and URL (the “Freeline IP”), (d) all files and documents relating to Freeline IP, (e) goodwill, (f) research and development files, manufacturing and quality control records and procedures, service and warranty records, operating guides and manuals, drawings, specifications, engineering specifications, blueprints, books, files, studies, manuals, reports, papers, agreements, correspondence, databases, production data, information systems, programs, software, documents, records and documentation related to the Freeline Assets and (g) accounting records. The purchase of the Freeline Assets by the Company was contingent upon the Company’s becoming the successful bidder of a bankruptcy auction (the “Bankruptcy Auction”).

Pursuant to the terms of the Freeline Purchase Agreement, the Company was required to pay the Trustee a cash amount of $30,000 as a deposit of the Purchase Price (as defined below). The full purchase price (the “Purchase Price”) of the Freeline Assets was $250,000, subject to adjustment if the Company submits an overbid at the Bankruptcy Auction.

The Freeline Purchase Agreement is attached to this Current Report as Exhibit 10.2. All descriptions of the Freeline Purchase Agreement are qualified in their entirety by the text of Exhibit 10.2 hereto, which is incorporated by reference herein.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 10.1	Promissory Note Assignment and Purchase Agreement, dated June 6, 2014#

Exhibit 10.2	Asset Purchase Agreement, dated May 8, 2014, between the Company and Leonard S. Ackerman, as Chapter 7 trustee in Bankruptcy*

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

# Incorporated by reference to Form 8-K filed June 11, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: August 12, 2014	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: August 12, 2014	By:	/s/ Steven Berger
Steven Berger
Chief Financial Officer

