Form 10-Q
period 2014-09-30
chatAND, Inc.
filed 2014-10-31
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2014

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

The number of shares outstanding of registrant’s common stock, par value $0.00001 per share, as of October 31, 2014, was 38,875,805 shares.

chatAND, Inc. and Subsidiary

2

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED FINANCIAL StatemenTS

chatAND, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2014 (Unaudited) and December 31, 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$115	$6
TOTAL CURRENT ASSETS	115	6
Property and equipment, net of accumulated depreciation of $10,410 and $4,831 at September 30, 2014 and December 31, 2013, respectively	791	5,537
Other intangible assets - intellectual property	-	9,841
Intangible assets (Note 3)	1,600,000	-
TOTAL ASSETS	$1,600,906	$15,384

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$279,988	$279,014
Accrued expenses	90,085	202,860
Advances from stockholders and employees	14,690	111,735
Notes payable	-	90,000
Senior convertible debentures	-	850,000
Warrant liability	829,544	-
TOTAL LIABILITIES	1,214,307	1,533,609

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 38,875,805 shares issued and outstanding at September 30, 2014; 17,750,001 shares issued (Note 6) and 12,750,001 shares outstanding at December 31, 2013	389	128
Additional paid in capital	3,915,154	375,252
Accumulated deficit	(3,528,944)	(1,893,605)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	386,599	(1,518,225)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,600,906	$15,384

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Total revenue	$-	$-	$-	$-
Total revenue	-	-	-	-
Costs and expenses:
General and administrative expense	658,450	21,965	795,152	86,556
Research and development expense	600	-	4,700	31,486
Asset impairment	-	-	9,841	-
Total expenses	659,050	21,965	809,693	118,042
Loss from operations	(659,050)	(21,965)	(809,693)	(118,042)
Other income (expense)
Interest expense	(2,978)	(14,115)	(8,707)	(38,121)
Warrant liability expense	-	-	(629,544)	-
Loss on settlement of liabilities with common stock	-	-	(187,395)	-
Total other income (expense)	(2,978)	(14,115)	(825,646)	(38,121)
Net loss	$(662,028)	$(36,080)	$(1,635,339)	$(156,163)

Net loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.01)
Weighted average shares outstanding	38,561,303	12,750,001	33,011,523	12,750,001

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2014

(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Par Value	Shares	Par Value	Capital	Stage	Total

Balance, December 31, 2013	-	$-	12,750,001	$128	$375,252	$(1,893,605)	$(1,518,225)
Common stock issued for:
Notes and advances payable	-	-	16,125,804	161	1,349,527	-	1,349,688
Cash	-	-	5,000,000	50	299,950	-	300,000
Intangible assets	-	-	5,000,000	50	1,349,950	-	1,350,000
Common stock options granted	-	-	-	-	540,475	-	540,475
Net loss	-	-	-	-	-	(1,635,339)	(1,635,339)
Balance, September 30, 2014	-	$-	38,875,805	$389	$3,915,154	$(3,528,944)	$386,599

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,635,339)	$(156,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,579	1,554
Warrant liability expense	629,544	-
Loss on settlement of liabilities with common stock	187,395	-
Common stock options granted	540,475	-
Intangible asset impairment	9,841	-
Changes in operating assets and liabilities:
Accounts payable	974	70,281
Accrued expenses	5,253	16,558
Net cash used by operating activities	(256,278)	(67,770)

Cash flows from investing activities:
Purchase of furniture and equipment	(833)	-
Purchase of Freeline assets	(250,000)	-
Net cash used by investing activities	(250,833)	-

Cash flows from financing activities:
Advances from stockholders and employees	7,220	52,770
Proceeds from notes payable	-	15,000
Sale of common stock and warrants	500,000	-
Net cash provided by financing activities	507,220	67,770
Net increase in cash and cash equivalents	109	-
Cash and cash equivalents, beginning of period	6	-
Cash and cash equivalents, end of period	$115	$-

(continued)

See accompanying notes to condensed consolidated financial statements.

chatAND, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Supplemental cash flow information:
Cash paid for interest and income taxes
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of senior convertible debentures	$850,000	$-
Common stock issued for accrued interest	$118,027	$-
Common stock issued for advances from stockholders	$104,265	$-
Common stock issued for note payable	$90,000	$-
Common stock issued for intangible assets	$1,350,000	$-

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At September 30, 2014 and 2013, all exercisable common stock equivalents were antidilutive and are not included in the net loss per share calculations. Accordingly, basic and diluted net loss per share are the same. At September 30, 2014 and 2013, there were exercisable warrants outstanding for 5,000,000 and 4,887,500 shares, respectively.

Going Concern

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss of $1,635,339 during the nine month period ending September 30, 2014. The loss includes $187,395 from settlement of liabilities with common stock, common stock options granted of $540,475 and $629,544 in warrant liability valuation expense.

The Company completed funding of $850,000 in senior convertible debentures in June 2011. The debentures were initially due June 17, 2012. The due date of the senior convertible debentures was extended until December 15, 2012 and in February 2014 the Company issued common stock to the note holders in satisfaction of all amounts due them (Note 4). The Company borrowed $75,000 from an unrelated individual on June 11, 2012 with interest at 5% per annum. The note was due March 31, 2013, was extended until November 14, 2013 and was paid in full with 413,345 shares of the Company’s common stock in September 2014 (Note 5). The Company attempted to raise a minimum of $3,000,000 with a Form S-1 Registration; however, the offering terminated in January 2013 without any sales of securities. On April 8, 2014, the Company completed a private placement for $500,000 (Note 6). The Company will continue seeking alternative financing sources. There can be no assurance that the Company will be successful in raising any additional funds or in obtaining enough customers to provide sufficient revenue to complete its business plan and achieve profitable operations or that the funds received will be sufficient to achieve the Company’s goals.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from Generally Accepted Accounting Principles (“GAAP”). In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage that in prior years it had been in the development stage.

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

The Company has evaluated all other recent accounting pronouncements through October 31, 2014, as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) and find none that would have a material impact on the financial statements of the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 2: INTELLECTUAL PROPERTY

The Company has completed initial development of software that it expects will provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology provides a platform that connects businesses, their sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases. The Chat& software is a 100% hosted no download SaaS application that allows the live sales and support staff of a business to connect directly with customers in a 1 to 1 real-time session. Chat& aims to redefine the online shopping experience by virtually recreating all of the benefits of a live showroom environment within a website utilizing Video-Chat and Co-Browsing. The Company has determined that the value of the initial development cost was impaired and recognized an impairment charge of $9,841 in the first quarter of 2014. The Company has completed initial development of its software but has suspended additional development until funding is available.

The Company has assigned all of its intellectual property rights to its wholly owned subsidiary, TECH. TECH’s sole activity and assets are the ownership of our intellectual property.

NOTE 3: FREELINE SPORTS INC ACQUISITION

On May 8, 2014, the Company entered into an Asset Purchase Agreement (the “Freeline Purchase Agreement”) with Leonard S. Ackerman, as Chapter 7 trustee (the “Trustee”) in Bankruptcy Case Number 13-06272-MM7 (the “Bankruptcy Case”) to enter a bid in bankruptcy to purchase substantially all of the assets (the “Freeline Assets”) of Freeline Sports, Inc. (“Freeline”) subject to an order of relief under Chapter 7 of Title 11 of the United States Bankruptcy Code (the “Freeline Acquisition”). The purchase of the Freeline Assets by the Company was contingent upon the Company’s becoming the successful bidder (the “Stalking Horse Bid”) of a bankruptcy auction (the “Bankruptcy Auction”). Pursuant to the terms of the Freeline Purchase Agreement, the Company was required to pay the Trustee a cash amount of $30,000 as a deposit of the Purchase Price (as defined below). The full purchase price (the “Purchase Price”) of the Freeline Assets was $250,000, subject to adjustment if the Company submits an overbid at the Bankruptcy Auction. In conjunction with the Freeline Acquisition, the Company also purchased the Freeline Notes (as defined below, and as described further in Note 6) from a stockholder of the Company which held the Freeline Notes in exchange for 5,000,000 shares of the Company’s common stock. On June 11, 2014, the United States Bankruptcy Court in the Southern District of California granted a Motion for Order Approving Settlement Agreement in the Bankruptcy Case, pursuant to which, among other things, the Company was successful in its Stalking Horse Bid for the Freeline Assets. The Company has evaluated this transaction and determined it is an asset purchase, consisting primarily of patents, copyrights and trademarks together with related applications if not completed, and inventory.

At September 30, 2014, the Company’s investment in the Freeline Assets and the Freeline Notes consisted of a cash payment of $250,000 and 5,000,000 shares of the Company’s common stock, par value $0.00001, valued at $1,350,000, the closing price of the stock on the date the transaction was completed (Note 6). The acquisition was completed on July 11, 2014. The Company will engage an appraiser to value the assets acquired, at which time the value will be assigned to the specific assets. The appraisal will be completed before December 31, 2014.

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

The shares issued include 1,230,150 shares issued for liabilities which were not convertible into common stock under their original terms. These shares were valued at $307,538 and were exchanged for liabilities in the amount of $120,143, resulting in a loss of $187,395 which was recognized on issuance of the common stock for the liabilities.

NOTE 5: NOTES PAYABLE

On June 11, 2012, the Company entered into an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which was payable at the maturity date of March 31, 2013. The note was extended until November 14, 2013 and was paid in full with 413,345 shares of the Company’s common stock in September 2014.

Effective November 14, 2012, the Company entered into a note agreement with one of the Debenture holders and received funding of $15,000. The note included interest at 5% per annum and was due November 14, 2013. Accrued interest of $877 was unpaid at January 16, 2014 when the Company issued 158,770 shares of (a part of the 15,712,459 shares issued in total to the Debenture holders) common stock in full payment of the note and related accrued interest. See Notes 4 and 6.

NOTE 6: STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock - The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At September 30, 2014 and December 31, 2013 there were no shares issued and outstanding.

Common Stock - The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At September 30, 2014 there were 38,875,805 shares issued and outstanding and at December 31, 2013 there were 17,750,001 shares issued and 12,750,001 shares outstanding. (See escrow shares below).

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

Private Offering - In March 2014, the Company commenced a private offering of restricted securities (“Offering”) to sell up to 50,000 units (the “Units”) at a purchase price of $10 per Unit. Each Unit consists of (i) 100 shares of common stock of the Company, par value $0.00001 per share (the “Common Stock”), (ii) a half warrant (the “B Warrant”) to purchase 100 shares of Common Stock at an exercise price of $0.10 per share and (iii) a half warrant (the “C Warrant”) to purchase 100 shares of Common Stock at an exercise price of $0.15 per share. For example, 100 units entitle each holder thereof to 10,000 shares of common stock, B Warrants to purchase 5,000 shares of common stock and C Warrants to purchase 5,000 shares of common stock. Each warrant is exercisable for a term of three years and shall contain standard anti-dilution protection and a cashless exercise provision that will be effective following a one-year holding period.

All 50,000 Units were sold raising $500,000 from the Offering.

At September 30, 2014, the Company had recorded a warrant liability expense of $629,544 ($459,567 in the first quarter and $169,977 in the second quarter), allocated $200,000 of the proceeds from the sale of common stock and warrants to the warrant liability and recorded the resulting warrant liability of $829,544. The warrant liability was calculated using the Black Scholes valuation method using 75% annual volatility, no dividends and a risk-free interest rate of 0.88%. The valuation of the warrant liability is recalculated quarterly when financial statements are issued. The trading price of our common stock was the same at September 30, 2014, June 30, 2014 and March 31, 2014, accordingly there was no change in the valuation of the warrant liability from March 31, 2014 to September 30, 2014.

Freeline Notes - On June 6, 2014, the Company entered into a Promissory Note Assignment Agreement with a stockholder of the Company, whereby the stockholder sold, assigned and transferred to the Company the stockholder’s rights under a series of promissory notes issued to the stockholder by Freeline with a face value of $1,269,500. Specifically, the Company purchased: (i) one 5% Senior Promissory Note, due August 4, 2011, in the principal amount of $200,000, (ii) one 5% Senior Promissory Note, due November 17, 2011, in the principal amount of $200,000, (iii) one 5% Senior Promissory Note, due January 10, 2012, in the principal amount of $119,500 and (iv) one 5% Senior Promissory Note, due August 4, 2011, in the principal amount of $750,000 (together, the “Freeline Notes”). The Freeline Notes were issued in connection with a Bridge Loan financing to Freeline and are all currently in default. The Freeline Notes were acquired to allow the Company to complete the Freeline Acquisition discussed in Note 3. The Company issued 5,000,000 shares of its $0.00001 par value common stock in exchange for the notes which were valued at $1,350,000, based on the trading price of the Company’s common stock on the date of the transaction.

Common Stock Options - The Company granted the following options during September 2014. The options were valued using the Black Scholes valuation method using an annual volatility of 75%, no dividends and a risk-free interest rate of 0.88%. The options were vested when issued, accordingly, the calculated value of the options is included in general and administrative expense in September 2014.

On September 4, 2014, the members of the board of directors were granted seven-year vested options to acquire 4,800,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The options were valued at $461,982.

On September 19, 2014, pursuant to a General Release and Settlement Agreement, Steve Berger, the Company’s former chief financial officer and principal accounting officer was granted a two-year vested option to purchase 420,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The option was valued at $55,354.

On September 21, 2014, Steven Chaussy was appointed as the Company’s new chief financial officer and principal accounting officer. Mr. Chaussy was granted a seven-year vested option to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The option was valued at $23,139.

NOTE 7: RELATED PARTY TRANSACTIONS

At September 30, 2014 and December 31, 2013, accrued expenses include accrued payroll in the total amount of $85,291 which includes $46,093 for Michael Lebor, Chief Executive Officer, $22,614 for David Rosenberg, former president, and $16,584 for another former employee. Advances from shareholders and employees consist of the following at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Michael Lebor, Chief Executive Officer	$11,180	$9,145
Former employees	3,510	56,715
Debenture holders	-	45,875
	$14,690	$111,735

At September 30, 2014 and December 31, 2013, federal and state payroll taxes in the total amount of $4,794 and $21,734, respectively, had not been paid to the appropriate taxing authority, the majority of which is trust fund taxes, which could become the personal responsibility of the responsible officers or employees. A payment of $12,500 was made in March 2014 to the United States Treasury and the remaining federal balance was paid in June 2014. The remaining state balance is scheduled to be amortized over the next four to five months.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Office lease

Space for the Company’s operations beginning July 1, 2014 is located at 244 5th Avenue, Suite C68, New York, NY 10001. Rent expense during the nine months ended September 30, 2014 and 2013 amounted to $1,050 and $0. The new lease is on a month-to-month basis at the rate of $350 per month.

Litigation

A creditor of the Company filed an action in the District Court, Denver County, Colorado on April 17, 2013, to collect $29,486 plus a bi-weekly finance fee of 10%, which they claim they are owed. The Company is vigorously defending this action, but has accrued the full amount of the claim.

NOTE 9: SUBSEQUENT EVENT

As of October 27, 2014, the Company has received $100,000 from 3 investors for the sale of common stock at $0.20 per share.

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

On June 17, 2011, the Company issued $850,000 in Senior Convertible Debentures to provide the initial funding needed to market and develop the business. In February 2014, the Company issued 15,712,459 shares of its common stock in exchange for the Debentures, the related accrued interest, warrants and all advances made to the Company by the Debenture Holders. In March 2014, the Company commenced a private offering to sell up to 50,000 Units, described in Note 6 to the financial statements. On April 8, 2014, the Company completed the Offering for all Units and collected $500,000 (Note 6 to the financial statements). The proceeds were used for working capital.

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

Results of Operation

The Company did not receive any appreciable funding until June 2011; accordingly the majority of the expenses incurred for general and administrative expense did not commence until that time. In July 2012, the Company had exhausted the majority of its funds and has incurred only minimal expenses from that date until April 2014, when the Company completed a private offering of 50,000 Units (Note 6 to the financial statements) and raised an additional $500,000.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Following is a summary of expenses for the three months ended September 30, 2014 and 2013.

	2014	2013

General and administrative expense	$658,450	$21,965
Research and development expense	600	-
	-	-
	$659,050	$21,965

General and administrative expenses are summarized as follows:

	2014	2013

Professional fees	$77,578	$11,714
Reseller fees	30,600	-
Option expense	540,475	-
Insurance	5,924	7,096
Other	3,873	3,155
	$658,450	$21,965

General and administrative expense increased by $636,485 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Professional fees increased $65,864, consisting primarily of an increase in legal fees. The Company incurred $30,600 in software reseller fees pursuant to a software reseller agreement entered into on May 21, 2014. The agreement is for an initial period of six months. The Company recorded $540,475 in option expense in 2014 (Note 6 to the financial statements).

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

Other income (expense) consists of the following for the three months ended September 30, 2014 and 2013.

	2014	2013

Interest expense	$2,978	$14,115
	$2,978	$14,115

Interest expense for the three months ended September 30, 2013 is primarily an accrual of the interest on the Debentures. Interest expense in 2014 includes interest on certain accounts payable and the $75,000 note payable which was repaid during September 2014. The Debentures were converted effective January 16, 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Following is a summary of expenses for the nine months ended September 30, 2014 and 2013.

	2014	2013

General and administrative expense	$795,152	$86,556
Research and development expense	4,700	31,486
Asset impairment	9,841	-
	$809,693	$118,042

General and administrative expenses are summarized as follows:

	2014	2013

Professional fees	$162,099	$58,763
Reseller fees	60,600	-
Option expense	540,475	-
Insurance	19,470	19,470
Other	12,508	8,323
	$795,152	$86,556

General and administrative expense increased by $708,596 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Professional fees increased $103,336, consisting primarily of an increase in legal fees. The Company incurred $60,600 in software reseller fees pursuant to a software reseller agreement entered into on May 21, 2014. The agreement is for an initial period of six months. The Company recorded $540,475 in option expense in 2014 (Note 6 to the financial statements).

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

The Company recorded an impairment charge of $9,841 for its old software development cost at March 31, 2014.

Other income (expense) consists of the following for the nine months ended September 30, 2014 and 2013.

	2014	2013

Interest expense	$8,707	$38,131
Warrant liability expense	629,544	-
Loss on settlement of liabilities with common stock	187,395	-
	$825,646	$38,131

Interest expense for the nine months ended September 30, 2013 is primarily an accrual of the interest on the Debentures. Interest expense in 2014 includes one-half month interest on the Debentures and interest on certain accounts payable and 6 months interest on the $75,000 note which was paid in full in September 2014 with 413,345 shares of the Company’s common stock. The Debentures were retired effective January 16, 2014.

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

Liquidity and Capital Resources and Going Concern

Historical information:

At September 30, 2014 and December 31, 2013, the Company had $115 and $6 in current assets; current liabilities of $1,214,307 and $1,533,609; and a working capital deficit of $1,214,192 and $1,533,603, respectively. Current assets consist of cash. Current liabilities and the working capital deficit at September 30, 2014 include a warrant liability in the amount of $829,544 which will not require cash.

During June 2011, the Company issued its 5% Senior Convertible Debentures with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500 (Note 4 to the financial statements). On June 11, 2012, the Company entered into interim financing and funded an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, payable at the maturity date of March 31, 2013. This note was extended until November 14, 2013 and was paid in full with 413,345 shares of the Company’s common stock (Note 5 to the financial statements). In April 2014, the Company completed a private offering of 50,000 Units (Note 6 to the financial statements) and raised $500,000. During the nine-month period ended September 30, 2014, the Company invested $250,000 in cash and $1,350,000 in common stock to acquire the Freeline assets described in Note 3 to the financial statements. The Company also invested $4,700 in 2014 for Web Site improvements.

Evaluation of the amounts and certainty of cash flows:

The Company received advances of $7,220 from stockholders and employees during the nine-month period ended September 30, 2014, and repaid $104,265 in advances with common stock issued effective January 16, 2014. In April 2014, the Company completed a private offering of 50,000 Units (Note 6 to the financial statements) and raised a total of $500,000.

Cash requirements and capital expenditures:

We originally budgeted $58,000 per month for operating costs and $5,000 per month for software development costs until sales commenced. The Company suspended development costs and operating costs in July 2012, until additional funding was available. As a result of the Company’s closing of the Offering, and the financing obtained thereunder, the Company is commencing to develop sales and plans to maintain a lower level of operating cost until some sales develop or additional funds become available. In addition, the Company is evaluating the requirements needed to develop the Freeline business.

The Company expects to require only nominal capital expenditures at this point in its development until additional funds become available.

The Company utilized approximately $110,000 of the new capital raised in March 2014 for existing liabilities. $250,000 of the new capital has been used to acquire the Freeline Assets. Additional funding will be required to complete the business plan.

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

Expected changes in the mix and relative cost of capital resources:

In April 2014, the Company completed a private offering of 50,000 Units (Note 6 to the financial statements) and raised $500,000. The Company will begin to develop its business plan at a slower pace than previously anticipated while it simultaneously continues to seek other forms of financing to meet its objectives.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At September 30, 2014, we had $115 in cash and $1,214,307 in current liabilities, which includes a warrant liability of $829,544, which will not require cash.

Other prospective sources for and uses of cash:

In April 2014, the Company completed a private offering of 50,000 Units (Note 6 to the financial statements) and raised $500,000. The Company is currently reviewing other alternative financing sources that would allow the Company to more rapidly develop its business plan.

Going Concern:

As a result of the above conditions, substantial doubt about the Company’s ability to continue as a going concern exists.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014. Our management has determined that, as of September 30, 2014, the Company’s disclosure controls and procedures are not effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2014, the Company issued 413,345 shares of its common stock to a note holder in exchange for a note payable with a balance of $75,000 plus accrued interest in the amount of $7,669.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

chatAND, Inc.

Date: October 31, 2014	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: October 31, 2014	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer

