Form 10-K
period 2014-12-31
chatAND, Inc.
filed 2015-03-31
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2761655
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244 5th Avenue, Suite C68

New York, NY 10001

(Address of principal executive office) (Zip code)

212-321-0559

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class – None

Name of each exchange on which registered – N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of class – Common Stock, Par Value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the closing sales price of the common stock as quoted on the OTCQB was $3,988,393. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2015, the registrant had outstanding 38,875,805 shares of its common stock, par value of $0.00001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

chatAND, Inc.

Form 10-K Index

Forward Looking Statements

This Annual Report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions and projections. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ. You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of these and other risks that relate to our business and investing in shares of our common stock. The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

Introduction

chatAND, Inc. (“Chat&”, “ChatAnd” or the “Company”) was incorporated in the State of Nevada on May 14, 2010. It was formed to provide online assistance, engagement and conversion solutions to e-commerce businesses by allowing real-time assistance to website visitors utilizing Video Conferencing, Screen Sharing and Collaborative Co-Browsing to increase sales conversion rates. The Company’s proposed technology platform aims to connect businesses and their sales associates and customer service representatives (“CSRs”) with website traffic and online shoppers seeking assistance while browsing their respective websites. The Chat& software is a 100% hosted, no-download SaaS application that will allow a company’s live sales and support staff to connect directly with customers via 1-to-1 real-time sessions.

We have not generated any revenues to date and had cash balances of $29,421 and $6 at December 31, 2014 and 2013, respectively. We suspended active development activities in July 2012.

Chat& aims to use its products to redefine the online shopping experience by recreating virtually all of the benefits of a live showroom environment. The Company uses Co-Browsing (“Co-Browsing”), the joint navigation through the Internet by two or more people accessing the same web pages at the same time, to streamline the online shopping experience.

Utilizing the tools of Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by recreating virtually all of the benefits of a live showroom environment. This Virtual e-showroom will allow both customers and sales support staff to navigate the website together in real time while in a video conference. The Company’s technology, when fully developed, will allow the Company’s clients and their websites to offer a more personalized sales environment. The face-to-face component of Video-Chat alone is an incredibly powerful conversion tool; with the addition of Co-Browsing, Chat& aims to change the landscape of e-commerce. Chat&’s proposed video technology, online Co-bBrowsing and collaboration tools, together with our e-commerce knowledge and our management team’s internet marketing expertise will help our clients by increasing sales, as well as customer satisfaction.

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

For fiscal 2014 and 2013, we have incurred $5,300 and $31,486 in research and development costs.

ChatAND headquarters are at 244 5th Avenue, Suite C68, New York, NY 10001. Our telephone number is 212-321-0559 and our web address is www.chatand.com.

Recent Business Developments

In 2014, we acquired substantially all the assets of Freeline Sports, Inc., an inactive California company in Chapter 7 bankruptcy proceeds for cash payment of $250,000 and 5,000,000 shares of the our common stock, valued in aggregate of $1,350,000. The assets acquired were primarily patents, copyrights and trademarks relating to sports equipment. Specifically, we acquired patents 7,059,613, 8,308,171 and Des567,318 for supporting a user’s foot with a personal transportation device.

We do not currently have plans to develop these assets or market any products related to these assets. However, we are currently pursuing financing in order to develop these acquired assets

Although our current plans continue to focus on our online assistance, engagement and conversion solutions and the potential development of the assets acquired from Freeline Sports, Inc., we also may consider additional or alternative opportunities, including a change in the primary focus of our efforts. For example, we could determine to acquire, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating businesses through contractual arrangements, or additional assets. We currently do not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that we will evaluate or conclude one.

GLOSSARY

Agent- A direct or third party representative that is available to customers to offer support, typically but not limited to sales or customer support.

AOV- Short for average order value, it is the average dollar amount spent for each customer order.

B2B- business-to-business, the exchange of services, information and/or products from one business to another, as opposed to between a business and a consumer (see B2C).

B2C- business-to-consumer, the exchange of services, information and/or products from a business to a consumer, as opposed to between one business and another (see B2B)

Click to chat - a process where a customer clicks on a banner that is resident on a particular website; when the banner is clicked it launches the chat session where the customer and agent can interact in real time.

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

Facetime- FaceTime is a video calling software application and related protocol developed by Apple for supported mobile devices running the iOS, in addition to Macintosh computers running Mac OS X 10.6.6 and higher. FaceTime is supported on any iOS device with a forward-facing camera (that is, all iOS devices released since the iPhone 4) and on any Macintosh computer equipped with a webcam, in particular those equipped with a FaceTime Camera.

Hosted- A computer, usually a server, containing data, files, or programs that another computer can access by means of a network or modem.

Multi-level marketing (MLM)- A marketing strategy in which the sales force is compensated not only for sales they personally generate, but also for the sales of others they recruit, creating a downline of distributors and a hierarchy of multiple levels of compensation.

Organic search- where results are returned based on the natural indexing of the Web site, as opposed to those that are returned based on paid advertising and editorial changes made by the search engine itself. The field of SEO Is largely based on making a Web site appear more prominently in organic search results for specific keywords. Also called natural search or unpaid search.

Paid search- A type of contextual advertising where Web site owners pay an advertising fee, usually based on click-throughs or ad views to have their Web site search results shown in top placement on search engine result pages.

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

Strategy

The key elements of Chat&’s business solutions strategy include:

1 - Sales

We intend to sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:

Direct Sales. Chat& intends to build and maintain a sales process that focuses on our solutions and industry expertise to deliver financial and operational value that support our client’s strategic initiatives. Our sales and marketing-focused solutions are intended to be targeted at business executives whose primary responsibility is maximizing online customer acquisition and sales.

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

Enterprise Level Sales. Chat& intends to aggressively pursue the enterprise customer markets with a direct sales effort focusing on senior executives that have a large enough operation and business platform to support the need for 50+ Chat& SaaS licenses. We intend to hire a seasoned enterprise sales executive to lead and develop a world class sales organization to develop this critical channel.

2 - Business Development

We expect that Chat& will focus on developing partnerships to generate revenue via referral partnerships and business development activities. By maximizing market coverage via partners who provide lead referrals and complementary products and services, we believe this channel will support revenue opportunities without incurring the costs associated with traditional direct sales. Some of the programs we aim to implement will include:

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

Market Opportunity.

While many sectors of the global economy are challenged to maintain historical growth rates, worldwide e-commerce continues to grow steadily. According to a J.P. Morgan report in 2010 by senior analyst Imran Kahn, global e-commerce sales should reach $963 billion by 2013. According to this report, e-commerce growth will benefit from several trends including the emergent adoption of broadband, U.S. and e-commerce sales are expected to grow by 12%, which has a direct impact on Chat&’s business. (http://techcrunch.com/2011/01/03/j-p-morgan-global-e-commerce-revenue-to-grow-by-19-percent-in-2011-to-680b/ )

According to a Forrester Survey, Click-to-chat adoption has risen dramatically between 2009 and 2011. In 2009, 19% of online US consumers had used chat for customer service; by 2011 that number has nearly doubled to 37%. This increase is driven by an overall availability of Click-to-chat across a range of industries including retail, insurance, and financial services. In 2009 there was no marked difference between chat usage and generation; approximately one in five online users had used chat regardless of age. That situation has changed today. Click-to-chat adoption has increased to roughly one in four Seniors and has risen to nearly one-half of online consumers ages 18 to 32 years. At 62%, chat has the highest satisfaction among all online customer service channels in our survey.

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

Primary Competitors

In addition to larger and well financed companies that exist in the Text-based chat space, we believe there are other direct competitors to the ChatAnd platform. Each of these competitors feature live video chat technology, and a variety of other features and underlying business models that will challenge ChatAnd in the market place.

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

The assets acquired in connection with the Freeline Sports, Inc transaction included patents, copyrights and trademarks relating to sports equipment. Specifically, we acquired patents 7,059,613, 8,308,171 and Des567,318 for supporting a user’s foot with a personal transportation device.

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

Employees

As of December 31, 2014 and 2013, we had two employees. Our employees are not covered by collective bargaining agreements.

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

We have not generated any revenues to date and had a cash balance of $29,536 at December 31, 2014. We suspended active development activities in July 2012. We will require additional funds to support our operations or the expansion of our business or to pay for acquisitions. We will need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock, and could have terms that impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

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

Our financial statements for the years ended December 31, 2014 and 2013 indicated that the activities of the Company did not generate positive cash flow from operations, and that we incurred losses in developing this business. Our independent registered public accounting firm indicated that the Company may require additional funds to finance its operations. These conditions raise substantial doubt about our ability to continue as a going concern, which may have a detrimental effect on our ability to obtain additional financing.

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

Risks Related to a Possible Change in the Focus of Our Business

We may determine to change the primary focus of our efforts and acquire another business or additional assets, which transaction could cause additional risks that we cannot currently evaluate.

If we determine to acquire another business or additional assets and change the primary focus of our business, there is no basis at this time for investors to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. We will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and possibly cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of our common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. As of March 27, 2015, there were only 38,875,805 shares of common stock and no shares of preferred stock issued and outstanding. We could determine to issue shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

●	may significantly reduce the equity interest of stockholders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

●	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Risks Relating to Our Common Stock:

There has been a limited trading market for our common stock.

It is anticipated that there will be a limited trading market for our Common Stock on the OTC Markets for the foreseeable future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is not actively traded, and the bid and asked prices for our common stock on the OTC Markets may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTC Markets, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. During the year ended December 31, 2014, trading occurred on only 53 out of 252 possible trading days, with an average of approximately 1,856 shares per possible trading day and approximately 8,824 shares trades on each day when shares actually traded.

This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

The market price of our Common Stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	quarterly variations in our revenues and operating expenses;

●	changes in the valuation of similarly situated companies, both in our industry and in other industries;

●	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

●	changes in the accounting methods used in or otherwise affecting our industry;

●	additions and departures of key personnel;

●	announcements of technological innovations or new products available to the personal protective equipment industry;

●	fluctuations in interest rates and the availability of capital in the capital markets; and

●	significant sales of our common stock

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives could increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Failure To Achieve And Maintain Internal Controls In Accordance With Sections 302 And 404(A) Of The Sarbanes-Oxley Act Of 2002 Could Have A Material Adverse Effect On Our Business And Stock Price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended December 31, 2014, and noted weaknesses that need to be addressed during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010, as well as rules implemented by the Securities and Exchange Commission (“SEC”) and any stock exchange on which our common stock may in the future be traded.

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

In addition to our Common Stock, we presently have options and warrants to purchase 5,370,000 and 5,000,000 shares of our common stock outstanding, respectively. If and when these securities are converted and/or exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

As of March 27, 2015, our executive officers and directors, and affiliates beneficially own or control approximately 57% of our outstanding common stock. If those shareholders act together, they will have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2: Properties

Temporary office space for the Company’s operations is currently provided by the Company’s officers. The Company’s mailing address is 244 5th Avenue, Suite C68, New York, NY 10001.

Our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3: Legal proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not aware of any material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing, is an adverse party or has a material interest adverse to our interest.

Item 4: mine safety disclosures

Not applicable.

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock, which began trading in October 2013, is currently available for quotation on the OTCQB under the symbol “CHAA.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2014
	High	Low
First Quarter	$0.25	$0.24
Second Quarter	$0.45	$0.20
Third Quarter	$0.40	$0.08
Fourth Quarter	$0.25	$0.10

	Fiscal Year 2013
	High	Low
Fourth Quarter	$0.25	$0.15

Holders

As of March 27, 2015, there were 38,875,805 shares issued and outstanding, held by approximately 44 shareholders of record.

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

Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan. As of December 31, 2014, 5,370,000 shares had been granted and there were still 4,630,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan.

During the year ended December 31, 2014, we granted options to purchase an aggregate of 5,370,000 shares of common stock to certain employees and directors. These options vest immediately, have a term of 7 years, and contain exercise prices between $0.15 and $0.20 per share.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter.

In October 2014, we entered into Securities Purchase Agreements in which we received proceeds in aggregate of $102,270 for the sale of 511,350 shares of our common stock and warrants to acquire 511,350 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

In November 2014, we entered into Securities Purchase Agreements in which we received proceeds in aggregate of $23,700 for the sale of 118,500 shares of our common stock and warrants to acquire 118,500 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

In February 2015, we entered into a Securities Purchase Agreement in which we received proceeds of $10,000 for the sale of 50,000 shares of our common stock and warrants to acquire 50,000 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

In March 2015, we entered into a Securities Purchase Agreement in which we received proceeds of $25,000 for the sale of 125,000 shares of our common stock and warrants to acquire 125,000 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

The Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. All were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

The Company is considered a pre- development company because it has not generated any revenue, has limited resources and has not established operations to generate sufficient capital to complete its business plan.

Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

During the years ended December 31, 2014 and 2013 the Company had no revenues.

Following is a summary of expenses for the years ended December 31, 2014 and 2013.

	2014	2013

General and administrative expense	$901,435	$146,735
Research and development expense	5,300	31,486
Asset impairment	9,841	-
	$916,576	$178,221

General and administrative expenses are summarized as follows:

	2014	2013
Professional fees	321,382	96,226
Stock based compensation	540,475	-
Insurance	18,945	26,566
Other	20,633	23,943
	$901,435	$146,735

These costs are expected to increase in the future if additional funding becomes available, development restarts and employees are hired. The Company has had reduced funding available since June 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Research and development cost primarily consists of payroll, technology costs, and other software development costs.

Other income (expense) consists of the following for the years ended December 31, 2014 and 2013.

	2014	2013
Interest expense	$(9,717)	$(51,396)
Loss on change in fair value of derivative liability	(142,753)	-
Loss on settlement of debt	(187,395)	-
	$(339,865)	$(51,396)

Interest expense for 2014 is primarily interest due to vendors for delayed payments. Interest expense in 2013 includes $46,970 in interest on the debentures and notes payable and $4,426 on other obligations.

In 2014, in connection with the sale of common stock, we issued an aggregate of 5,000,000 common stock purchase warrants to purchase our common stock with exercise prices of $0.10 to $0.15 per share for three years with anti-dilutive (reset) provisions.

We identified embedded derivatives related to these issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that we record allocated fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

In 2014, we issued shares of our common stock for liabilities which were not convertible into common stock under their original terms. These shares were valued at $307,538 and were exchanged for liabilities in the amount of $120,143, resulting in a loss of $187,395 which was recognized on issuance of the common stock for the liabilities during the year ended December 31, 2014.

Liquidity and Capital Resources and Going Concern

Historical information:

At December 31, 2014 and December 31, 2013, the Company had current assets of $29,421 and $6; current liabilities of $738,703 and $1,533,609; and a working capital deficit of $709,282 and $1,533,603, respectively.

During June 2011, the Company issued its 5% Senior Secured Debentures (the “Debentures”) with a face value of $850,000 and received proceeds of $817,500, net of legal fees of $32,500. Effective November 14, 2012, the Company entered into a note agreement (the “Additional Note”) with one of the Debenture holders and received funding of $15,000. The Additional Note included interest at 5% per annum and was due November 14, 2013.

In February 2014 and effective January 16, 2014, we issued 14,482,309 additional shares to the Debenture holders in full satisfaction of the notes, the related accrued interest and advances made by the shareholders to the Company. In addition, we issued 1,230,150 shares for liabilities which were not convertible into common stock under their original terms. These shares were valued at $307,538 and were exchanged for liabilities in the amount of $120,143, resulting in a loss of $187,395 which was recognized on issuance of the common stock for the liabilities during the year ended December 31, 2014. The Additional Note was paid in full with 413,345 shares of the Company’s common stock in September 2014.

The Debenture Holders were issued Warrants to acquire a total of 4,250,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a five year term as a part of the original funding. The cashless exercise of these Warrants plus 637,500 additional warrants acquired by the Debenture holders was included in the shares issued to the Debenture holders.

On June 11, 2012, we entered into an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which was payable at the maturity date of March 31, 2013. The note was extended until November 14, 2013 and was paid in full with 413,345 shares of the Company’s common stock in September 2014.

In March 2014, we commenced a private offering of restricted securities (“Offering”) to sell up to 50,000 units (the “Units”) at a purchase price of $10 per Unit. Each Unit consists of (i) 100 shares of common stock of the Company, par value $0.00001 per share (the “Common Stock”), (ii) a half warrant (the “B Warrant”) to purchase 100 shares of Common Stock at an exercise price of $0.10 per share and (iii) a half warrant (the “C Warrant”) to purchase 100 shares of Common Stock at an exercise price of $0.15 per share. For example, 100 units entitle each holder thereof to 10,000 shares of common stock, B Warrants to purchase 5,000 shares of common stock and C Warrants to purchase 5,000 shares of common stock. Each warrant is exercisable for a term of three years and shall contain standard anti-dilution protection and a cashless exercise provision that will be effective following a one-year holding period. All 50,000 Units were sold raising $500,000 from the Offering.

In October 2014, we entered into Securities Purchase Agreements in which we received proceeds in aggregate of $102,270 for the sale of 511,350 shares of our common stock and warrants to acquire 511,350 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

In November 2014, we entered into Securities Purchase Agreements in which we received proceeds in aggregate of $23,700 for the sale of 118,500 shares of our common stock and warrants to acquire 118,500 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

In February 2015, we entered into a Securities Purchase Agreement in which we received proceeds of $10,000 for the sale of 50,000 shares of our common stock and warrants to acquire 50,000 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

In March 2015, we entered into a Securities Purchase Agreement in which we received proceeds of $25,000 for the sale of 125,000 shares of our common stock and warrants to acquire 125,000 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

Cash requirements and capital expenditures:

We have not generated any revenues to date and have suspended active development activities. If funds become available, we are currently budgeting $58,000 per month for operating costs and $5,000 per month for software development costs for the period, until sales commence, assuming cash availability, until the minimum funding is received. At that time, the Company expects to increase this funding from $40,000 - $114,000 per month until development is completed. The Company has not had any cash available other than nominal loans from employees and shareholders and has discontinued accruing payroll. The Company’s continuing existence depends upon its ability to find alternative sources of financing.

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At December 31, 2014 and 2013, we had no liquidity. The Company will require additional financing before it can implement its business plan.

Other prospective sources for and uses of cash:

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our historical operating losses, our operations have not been a source of liquidity. We may seek additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common or preferred stock or borrow funds from private lenders pursuant to instruments which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

If the above events do not occur or the Company is unable to develop its business model, substantial doubt about the Company’s ability to continue as a going concern exists.

Off-Balance Sheet Arrangements

During the years ended December 31, 2014 and 2013, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

CHATAND, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

chatAND, Inc. and Subsidiary

244 5th Avenue, Suite C68

New York, NY 10001

We have audited the accompanying consolidated balance sheets of chatAND, Inc. and Subsidiary (the “Company”) at December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of chatAND, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company plans to raise additional capital to fund its operations during 2015. There is no assurance that the amount raised will be sufficient to complete its business plan. This condition raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Certified Public Accountants

Dallas, Texas

March 27, 2015

chatAND, Inc.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash	$29,421	$6
Total current assets	29,421	6

Property and equipment, net of accumulated depreciation of $10,452 and $4,831, respectively	749	5,537

Other assets:
Intellectual property	-	9,841
Investments (Note 4)	1,600,000	-
Total other assets	1,600,000	9,841

Total assets	$1,630,170	$15,384

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$295,969	$279,014
Accrued expenses	85,291	202,860
Advances from stockholders and employees	14,690	111,735
Note payable	-	90,000
Senior convertible debentures	-	850,000
Warrant liability	342,753	-
Total current liabilities	738,703	1,533,609

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 38,875,805 shares issued and outstanding as of December 31, 2014; 17,750,001 shares issued (Note 8) and 12,750,001 shares outstanding as of December 31, 2013	389	128
Common stock subscription	125,970	-
Additional paid in capital	3,915,154	375,252
Accumulated deficit	(3,150,046)	(1,893,605)
Total stockholders’ equity (deficit)	891,467	(1,518,225)

Total liabilities and stockholders’ equity (deficit)	$1,630,170	$15,384

See the accompanying notes to these consolidated financial statements

chatAND, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
Revenue:
Total revenue	$-	$-

Costs and expenses:
Selling, general and administrative	901,435	146,735
Research and development	5,300	31,486
Asset impairment	9,841	-
Total costs and expenses	916,576	178,221

Loss from operations	(916,576)	(178,221)

Other expenses:
Interest, net	(9,717)	(51,396)
Loss on change in fair value of derivative liability	(142,753)	-
Loss on settlement of debt	(187,395)	-
Total other expenses	(339,865)	(51,396)

Net loss before income taxes	(1,256,441)	(229,617)

Income taxes	-	-

NET LOSS	$(1,256,441)	$(229,617)

Net loss per share, basic	$(0.04)	$(0.02)

Weighted average number of shares outstanding, basic	34,489,644	12,750,001

See the accompanying notes to these consolidated financial statements

chatAND, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

TWO YEARS ENDED DECEMBER 31, 2014

	Preferred stock		Common stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, January 1, 2013	-	$-	12,750,001	$128	$-	$375,252	$(1,663,988)	$(1,288,608)
Net loss	-	-	-	-	-	-	(229,617)	(229,617)
Balance, December 31, 2013	-	-	12,750,001	128	-	375,252	(1,893,605)	(1,518,225)
Common stock issued in settlement of debt and accrued interest			413,345	4		15,873		15,877
Common shares issued in settlement of debt and accrued interest	-	-	14,482,309	145	-	1,026,128	-	1,026,273
Common stock issued in settlement of debt and accrued interest			1,230,150	12	-	120,131		120,143
Common shares issued to acquire intangible assets	-	-	5,000,000	50	-	1,349,950	-	1,350,000
Sale of common stock	-	-	5,000,000	50	-	499,950	-	500,000
Allocation of common stock proceeds to warrant liability	-	-	-	-	-	(200,000)	-	(200,000)
Loss on settlement of debt	-	-	-	-	-	187,395	-	187,395
Common stock subscriptions received	-	-	-	-	125,970	-	-	125,970
Fair value of vested options	-	-	-	-	-	540,475	-	540,475
Net loss	-	-	-	-	-	-	(1,256,441)	(1,256,441)
Balance, December 31, 2014	-	$-	38,875,805	$389	$125,970	$3,915,154	$(3,150,046)	$891,467

See the accompanying notes to these consolidated financial statements

chatAND, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,256,441)	$(229,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,621	2,073
Loss on change in fair value of warrant liability	142,753	-
Loss on settlement of debt	187,395	-
Impairment of intangible asset	9,841	-
Stock based compensation	540,475	-
Changes in operating assets and liabilities:
Accounts payable	16,955	102,214
Accrued expenses	458	50,096
Net cash used in operating activities	(352,943)	(75,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(833)	-
Purchase of intangible assets	(250,000)	-
Net cash used in investing activities	(250,833)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	15,000
Advances from stockholders and employees	7,221	60,240
Sale of common stock (Note 8)	625,970	-
Net cash provided by financing activities	633,191	75,240

Net increase in cash	29,415	6

Cash, beginning of the year	6	-
Cash, end of year	$29,421	$6

SUPPLEMENTAL INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of senior convertible debentures	$850,000	$-
Common stock issued for accrued interest	$118,027	$-
Common stock issued for advances from stockholders	$104,265	$-
Common stock issued for note payable	$90,000	$-
Common stock issued to acquire intangible assets	$1,350,000	$-

See the accompanying notes to these consolidated financial statements

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1. SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Business and Basis of Presentation

chatAND, Inc. was incorporated on May 14, 2010 under the laws of the State of Nevada and its wholly owned subsidiary CHATAND TECH, LLC (“TECH”), a limited liability company organized in Nevada on May 13, 2011, (collectively referred to herein as “Chat&” or the “Company”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CHATAND TECH, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

Nature of business

The Company intends to provide online assistance, engagement and conversion solutions that allow for real-time assistance. The technology will provide a platform that connects businesses, their sales associates and customer service representatives with website visitors and online shoppers seeking assistance with their purchases. The Chat& software is a 100% hosted no download software-as-a-service (“SaaS”) application that allows the live sales and support staff of a business to connect directly with customers in a 1 to 1 real-time session. Utilizing Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by virtually recreating all of the benefits of a live showroom environment within a website.

Revenue Recognition

The Company’s revenue will initially consist of monthly user fees for each customer service representative. Other revenue sources are expected to develop as the business evolves.

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product or services has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $-0- for the years ended December 31, 2014 and 2013.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Website Development Costs

The Company recognizes website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs (“ASC 350-50”). As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase are capitalized and recognized over the estimated useful life, generally three years. Costs associated with repair or maintenance for the website were included in cost of net revenues in the current period expenses. During the years ended December 31, 2014 and 2013, the Company did not capitalize any costs associated with the website development.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended December 31, 2014 and 2013, research and product development were $5,300 and $31,186, respectively.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, computer equipment is recorded at cost and depreciated using the straight line method over their estimated useful lives of five years.

Impairment of long lived assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

During the year ended December 31, 2014, the Company management performed an evaluation of its software for purposes of determining the implied fair value of the asset at March 31, 2014 (valuation date). The test indicated that the recorded remaining book value exceeded its fair value as of March 31, 2014. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $9,841 to reduce the carrying value of the software to $-0-. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

Stock-Based Compensation

The Company accounts for its stock based awards in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”), which requires a fair value measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock awards. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the Company’s consolidated statements of operations.

For the year ended December 31, 2014 and 2013, the Company granted 5,370,000 and -0-stock options to employees. The fair value of vested options granted during the year ended December 31, 2014 and 2013 of $540,475 and $-0-, respectively, was recorded as a current period charge to earnings.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 44,859,644 and 14,464,844 for the years ended December 31, 2014 and 2013, respectively.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus basis differences.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $3,150,046, and working capital deficiency (total current liabilities in excess of total current assets) of $709,282 at December 31, 2014, and the Company had negative cash flow from operations of $352,943 for the year ended December 31, 2014, which raises substantial doubt about the Company’s ability to continue as a going concern.

Continuation as a going concern is dependent upon obtaining additional capital and upon the Company’s attaining profitable operations. The Company will require a substantial amount of additional funds to complete the development of its products, to build a sales and marketing organization, and to fund additional losses which the Company expects to incur over the next few years. The management of the Company intends to seek additional funding through a Private Placement Offering which will be utilized to fund product development and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2014 and 2013:

	2014	2013
Computer equipment	$11,201	$10,368
Less accumulated depreciation	(10,452)	(4,831)
Computer equipment	$749	$5,537

Depreciation expense charged to operations amounted to approximately $5,621 and $2,073, respectively, for the years ended December 31, 2014 and 2013, respectively.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

4. OTHER ASSETS

Intellectual property

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

During the year ended December 31, 2014, the Company management performed an evaluation of its software for purposes of determining the implied fair value of the asset at March 31, 2014 (valuation date). The test indicated that the recorded remaining book value exceeded its fair value as of March 31, 2014. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $9,841 to reduce the carrying value of the software to $-0-. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Investments

On May 8, 2014, the Company entered into an Asset Purchase Agreement (the “Freeline Purchase Agreement”) with Leonard S. Ackerman, as Chapter 7 trustee (the “Trustee”) in Bankruptcy Case Number 13-06272-MM7 (the “Bankruptcy Case”) to enter a bid in bankruptcy to purchase substantially all of the assets (the “Freeline Assets”) of Freeline Sports, Inc. (“Freeline”) subject to an order of relief under Chapter 7 of Title 11 of the United States Bankruptcy Code (the “Freeline Acquisition”). The purchase of the Freeline Assets by the Company was contingent upon the Company’s becoming the successful bidder (the “Stalking Horse Bid”) of a bankruptcy auction (the “Bankruptcy Auction”). Pursuant to the terms of the Freeline Purchase Agreement, the Company was required to pay the Trustee a cash amount of $30,000 as a deposit of the Purchase Price (as defined below). The full purchase price (the “Purchase Price”) of the Freeline Assets was $250,000, subject to adjustment if the Company submits an overbid at the Bankruptcy Auction. In conjunction with the Freeline Acquisition, the Company also purchased the Freeline Notes (as defined below, and as described further in Note 8) from a stockholder of the Company which held the Freeline Notes in exchange for 5,000,000 shares of the Company’s common stock. On June 11, 2014, the United States Bankruptcy Court in the Southern District of California granted a Motion for Order Approving Settlement Agreement in the Bankruptcy Case, pursuant to which, among other things, the Company was successful in its Stalking Horse Bid for the Freeline Assets. The Company has evaluated this transaction and determined it is an asset purchase, consisting primarily of patents, copyrights and trademarks together with related applications if not completed, and inventory.

At December 31, 2014, the Company’s investment in the Freeline Assets and the Freeline Notes consisted of a cash payment of $250,000 and 5,000,000 shares of the Company’s common stock, par value $0.00001, valued at $1,350,000, the closing price of the stock on the date the transaction was completed (Note 8). The acquisition was completed on July 11, 2014. The Company will engage an appraiser to value the assets acquired, at which time the value will be assigned to the specific assets. The appraisal will be completed before May 20, 2015.

5. SENIOR CONVERTIBLE DEBENTURES

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

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Debenture Holders were issued Warrants to acquire a total of 4,250,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a five year term as a part of the original funding. The cash-less exercise of these Warrants plus 637,500 additional warrants acquired by the Debenture holders was included in the shares issued to the Debenture holders.

The shares issued include 1,230,150 shares issued for liabilities which were not convertible into common stock under their original terms. These shares were valued at $307,538 and were exchanged for liabilities in the amount of $120,143, resulting in a loss of $187,395 which was recognized on issuance of the common stock for the liabilities during the year ended December 31, 2014.

6. NOTES PAYABLE

On June 11, 2012, the Company entered into an unsecured loan with an unrelated individual for $75,000 with interest at 5% per annum, which was payable at the maturity date of March 31, 2013. The note was extended until November 14, 2013 and was paid in full with 413,345 shares of the Company’s common stock in September 2014.

Effective November 14, 2012, the Company entered into a note agreement with one of the Debenture holders and received funding of $15,000. The note included interest at 5% per annum and was due November 14, 2013. Accrued interest of $877 was unpaid at January 16, 2014 when the Company issued 158,770 shares of (a part of the 15,712,459 shares issued in total to the Debenture holders) common stock in full payment of the note and related accrued interest. See Notes 5 and 8.

7. WARRANT LIABILITY

In 2014, in connection with the sale of common stock, the Company issued an aggregate of 5,000,000 common stock purchase warrants to purchase the Company’s common stock with an exercise prices of $0.10 to $0.15 per share for three years with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record allocated fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At December 31, 2014, the fair value of the reset provision of $342,753 was determined using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 141.85%; risk free rate: 0.67%; and expected life: 2.25 to 2.27 years. The Company recorded a loss on change in derivative liabilities of $142,753 during the year ended December 31, 2014.

8. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At December 31, 2014 and 2013 there were no shares issued and outstanding.

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At December 31, 2014 and 2013 there were 38,875,805 and 17,750,001 shares issued and 38,875,805 and 12,750,001 shares outstanding, respectively. (See escrow shares below).

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Escrow shares

In connection with the Debenture issuance, the Company issued 5,000,000 shares of its common stock to the principal shareholders of the Company in escrow. The shares may be released from escrow to the principal shareholders (or their designees) in accordance with a release schedule. The schedule provides that 3,300,000 shares will be released upon the Company reaching $1,000,000 in audited revenues over any consecutive 12 month period with the remaining shares released when the Company reaches $3,000,000 in audited revenues over any consecutive 12 month period. If either of the revenue goals has not been reached by June 30, 2016, the remaining shares will be cancelled. The escrow shares were issued solely in connection with the Debenture issuance, and accordingly, while disclosed as issued they are not considered outstanding and no accounting has yet been made. The escrow shares were cancelled as a part of the Debenture conversion discussed in Note 5.

Private Offering

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

The Company allocated $200,000 of the proceeds from the sale of common stock and warrants to the warrant liability and recorded the resulting warrant liability. The allocation was calculated using the Black Scholes valuation method using 75% annual volatility, no dividends and a risk-free interest rate of 0.88%.

Freeline Notes

On June 6, 2014, the Company entered into a Promissory Note Assignment Agreement with a stockholder of the Company, whereby the stockholder sold, assigned and transferred to the Company the stockholder’s rights under a series of promissory notes issued to the stockholder by Freeline with a face value of $1,269,500. Specifically, the Company purchased: (i) one 5% Senior Promissory Note, due August 4, 2011, in the principal amount of $200,000, (ii) one 5% Senior Promissory Note, due November 17, 2011, in the principal amount of $200,000, (iii) one 5% Senior Promissory Note, due January 10, 2012, in the principal amount of $119,500 and (iv) one 5% Senior Promissory Note, due August 4, 2011, in the principal amount of $750,000 (together, the “Freeline Notes”). The Freeline Notes were issued in connection with a Bridge Loan financing to Freeline and are all currently in default. The Freeline Notes were acquired to allow the Company to complete the Freeline Acquisition discussed in Note 4. The Company issued 5,000,000 shares of its $0.00001 par value common stock in exchange for the notes which were valued at $1,350,000, based on the trading price of the Company’s common stock on the date of the transaction.

Employee options

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

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan. As of December 31, 2014, 5,370,000 shares had been granted and there were still 4,630,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan.

During the year ended December 31, 2014, the Company granted options to purchase an aggregate of 5,370,000 shares of common stock to certain employees and directors. These options vest immediately, have a term of 7 years, and contain exercise prices between $0.15 and $0.20 per share. The options had an aggregate grant fair date value of $540,475.

The following table summarizes the stock option activity for the years ended December 31, 2014 and 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-
Grants	-	$-	-	$-
Exercised	-
Forfeitures or expirations	-
Outstanding at January 1, 2013	-	$-	-	$-
Grants	5,370,000	$ 0.1961	7.00	$-
Exercised	-
Forfeitures or expirations	-
Outstanding at December 31, 2014	5,370,000	$0.1961	6.20	$-

Vested and expected to vest at December 31, 2013	5,370,000	$0.1961	6.20	$-
Exercisable at December 31, 2013	5,370,000	$0.1961	6.20	$-

The following table presents information related to employee stock options at December 31, 2014:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.15	420,000	1.7	420,000
0.20	4,950,000	6.6	4,950,000
	5,370,000	6.2	5,370,000

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2014:

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Exercise	Number	Expiration
Price	Outstanding	Date
$0.10	2,500,000	March 2017 to April 2017
$0.15	2,500,000	March 2017 to April 2017
	5,000,000

The following table summarizes the warrant activity for the two years ended December 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	8,500,000	$0.15	5.5
Issued	-			$-
Exercised	-
Forfeitures or expirations	-
Outstanding at January 1, 2014	8,500,000	$0.15	4.5	$-
Grants	5,000,000	$0.125	3.00	$-
Exercised	-
Forfeitures or expirations	(8,500,000)	(0.15)
Outstanding at December 31, 2014	5,000,000	$0.125	2.26	$-

Vested and expected to vest at December 31, 2014	5,000,000	$0.125	2.26	$-
Exercisable at December 31, 2014	5,000,000	$0.125	2.26	$-

As a part of the Debenture issuance, warrants to acquire 4,250,000 shares of common stock were issued to the Debenture Investors and warrants to acquire 4,250,000 shares of common stock were issued to the existing shareholders. All of the warrants are exercisable at $0.15 per share. The total of 8,500,000 warrants includes 3,612,500 issued to employee shareholders, 4,250,000 issued to the Debenture Investors and 637,500 issued to non-employee shareholders. In connection with the conversion of the Debenture, the warrants were canceled.

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

In conjunction with the sale of common stock, the Company issued 5,000,000 common stock purchase warrants during the year ended December 31, 2014 with exercise prices from $0.10 to $0.15 and expiring three years from the date of issuance. Each warrant contains standard anti-dilution protection and a cashless exercise provision that will be effective following a one-year holding period. (See Note 7).

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

9. RELATED PARTY TRANSACTIONS

At December 31, 2014 and 2013, accrued expenses include accrued payroll in the total amount of $85,291 which includes $46,093 for Michael Lebor, Chief Executive Officer, $22,614 for David Rosenberg, former president, and $16,584 for another former employee. Advances from shareholders and employees consist of the following at December 31, 2014 and 2013.

	2014	2013
Michael Lebor, Chief Executive Officer	$11,180	$9,145
Former employees	3,510	56,715
Debenture holders	-	45,875
	$14,690	$111,735

At December 31, 2014 and 2013, federal and state payroll taxes in the total amount of $3,348 and $21,734, respectively, had not been paid to the appropriate taxing authority, the majority of which is trust fund taxes, which could become the personal responsibility of the responsible officers or employees. A payment of $12,500 was made in March 2014 to the United States Treasury and the remaining federal balance was paid in June 2014. The remaining state balance is scheduled to be amortized over the next four to five months.

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

As of December 31, 2014, the Company does not have any active employee contracts.

10. COMMITMENTS AND CONTINGENCIES

Operating leases

Space for the Company’s operations beginning July 1, 2014 is located at 244 5th Avenue, Suite C68, New York, NY 10001. Rent expense during the year ended December 31, 2014 and 2013 amounted to $1,050 and $0. The new lease is on a month-to-month basis at the rate of $350 per month.

Litigation

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

11. INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax for the years ended December 31, 2014 and 2013 as follows:

	2014	2013
“Normally expected” income tax benefit	$127,800	$78,100
Increase (decrease) in taxes resulting from:
State income taxes net of federal tax benefit	15,000	9,000
Permanent differences	(2,100)	(2,100)
Valuation allowance	(140,700)	(85,000)
Total	$-	$-

The Company has a net operating loss in the total estimated amount of $1,930,000 at December 31, 2014.

Components of deferred tax assets (liabilities) consist of the following as of December 31, 2014 and 2013:

	2014	2013
Federal and state net	$731,400	$590,700
Operating loss:
Accrued expenses	68,500	68,500
Property and equipment	(2,700)	(2,700)
	797,200	656,500
Valuation allowance	(797,200)	(656,500)
Net deferred tax assets	$-	$-

As of December 31, 2014 and December 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $1,930,000 and $1,554,000 million, respectively, which expire at various dates from 2020 through 2034. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carry-forwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carryforwards may expire unutilized.

The Company has provided a full valuation allowance against its net deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits of these assets will not be realized.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company complies with the provisions of ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Management has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10.

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2007 to December 31, 2014 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities. In addition, federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

12. FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The carrying value of the Company’s cash, accounts payable, short-term borrowings and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2014 or 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Note 7. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 7 are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2014, in the amount of $342,753 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2014:

Warrant Liability
Balance, December 31, 2013	$—
Total (gains) losses
Initial allocated fair value of warrant liability at issuance	200,000
Mark-to-market at December 31, 2014:	142,753
Balance, December 31, 2014	$342,753
Net Loss for the period included in earnings relating to the liabilities held at December 31, 2014	$(142,753)

13. SUBSEQUENT EVENTS

Preferred stock:

On March 5, 2015, the Company’s board of directors designated 4,807,309 shares of its preferred stock as Series A Convertible Stock (“Series A”) with a $48.07309 stated value, par value of $0.00001 per share. Holders of the Series A preferred stock is not entitled to receive any dividends unless specifically declared by the Company’s board of directors; shall be entitled to the number of votes equal to the number of shares of common stock into which the Series A preferred stock is convertible at any regular, annual or special meeting of stockholders of the Company and will rank senior to all of the Common Stock; (ii) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series A Preferred Stock (“Junior Securities”); (iii) on parity with any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms on parity with the Series A Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series A Preferred Stock (“Senior Securities”),senior to common and all other series of capital stock of the Company and equal or junior to any preferred stock in regard to liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Each share of Series A Preferred Stock shall be convertible, at any time, at the option of the Holder, into a number of shares of Common Stock equal to the Stated Value divided by the Conversion Price of $0.00001. Notwithstanding anything herein to the contrary, the Corporation shall not affect any conversion of the Series A Preferred Stock, and a Holder shall not have the right to convert any portion of its Series A Preferred Stock, to the extent that, after giving effect to an attempted conversion, such Holder (together with such Holder’s Affiliates, and any other Person whose beneficial ownership of Common Stock would be aggregated with the Holder’s for purposes of Section 13(d) of the Exchange Act and the applicable rules and regulations of the Commission, including any “group” of which the Holder is a member) would beneficially own a number of shares of Common Stock in excess of the Beneficial Ownership Limitation (as defined).

On March 5, 2015, the Company issued 4,807,309 shares of its Series A preferred stock in exchange and cancellation of 4,807,309 shares of previously issued common stock.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and support personnel. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following individuals constitute our Board of Directors and executive officers:

Name	Position(s)

Michael Lebor	Chief Executive Officer and Secretary

Steven Chaussy	Chief Financial Officer

David Berger	Director

Kenneth Londoner	Director

Richard Rosenblum	Director

Michael Lebor, Age 40, Mr. Lebor has served as Chief Executive Officer and Secretary of the Company since its inception. Mr. Lebor served as a Director of the Company from its inception until November of 2012. Prior to joining the Company, Mr. Lebor served as Vice President for Marketing and Sales of M. Fried Store Fixtures, Inc., until 2010. In that capacity, he pioneered the company’s entry into internet marketing and managed all aspects of the company’s direct sales across all sales channels. From 1996 to 2003, Mr. Lebor served as Chief Executive Officer of flower.com, Inc. In connection therewith, Mr. Lebor personally guaranteed certain obligations of the company. In 2005, when flower.com, Inc. was unable to secure financing as a result of adverse securities market conditions, Mr. Lebor filed a personal bankruptcy petition in the U.S. District Court for the Eastern District of New York which was discharged. His broad experience in technology will be of valuable assistance to the Company. Mr. Lebor earned a Bachelor’s Degree in History from Queens College of the City University of New York.

Steven Chaussy, Age 61, has served as Chief Financial Officer of the Company since September 21, 2014. Mr. Chaussy also serves as the chief financial officer of BioSig Technologies, Inc. on a part time basis. Mr. Chaussy has served BioSig in such capacity since May 2011. Since 2005, Mr. Chaussy has been the sole proprietor of Anna & Co., Inc., a consulting company that offers services to small publicly traded companies. Anna & Co., Inc. provides general financial and accounting services, with a special emphasis towards SEC reporting and compliance, to companies that lack sufficient resources to hire full-time employees to provide such services. From 2001 to 2005, Mr. Chaussy provided services as both a chief financial officer and as a consultant to small publicly traded companies. Prior to 2001, Mr. Chaussy served as chief financial officer for a large private distribution and wholesaling company, where he gained international experience. Mr. Chaussy is a graduate of Virginia Polytechnic Institute and State University and is a licensed certified public accountant in Virginia, California and Florida.

David Berger, Age 42, Mr. Berger has served as a Director of the Company since 2011. Mr. Berger earned a Bachelor’s in Talmudic Studies degree from the Israel Torah Research Institute. Mr. Berger is the managing partner of Rosewood Realty Group, a real estate brokerage firm located in New York City, where he has been since 2007. We believe Mr. Berger’s experience in financial matters will be of value to the Company in connection with its financing efforts.

Kenneth Londoner, Age 47, Mr. Londoner has served as a Director of the Company since 2011. Mr. Londoner is a recognized and successful businessman and entrepreneur with over two and a half decades of financial experience. Mr. Londoner served as a Financial Analyst for J. & W. Seligman & Co, Inc. in New York in 1990 (today known as Seligman Investments). In 1997, Mr. Londoner left Seligman to start Red Coat Capital Management, LLC, a long-short U.S. equity hedge fund, of which he was majority owner. He dissolved Red Coat Capital Management after the 9/11 crisis, and went into merchant banking and emerging markets. Since 2005, Mr. Londoner co-founded three companies: Safe Ports Holdings, LLC in Charleston, South Carolina (2005), NewCardio, Inc. in Santa Clara, California (2007), and BioSig Technologies in Los Angeles, CA (2009). Mr. Londoner remains Executive Chairman of BioSig Technologies, Inc., a position he has held since February 2009. Mr. Londoner has served as the sole Managing Member of Endicott Management Partners, LLC since 2002, a holding company for Mr. Londoner’s various investments. Mr. Londoner served on the Board of Directors of Alliqua, Inc. (Nasdaq: ALQA) from March 2012 through March 2014.

He also served on the Board of Directors of Adouromed from June 2009 through September 2010. Mr. Londoner received his Bachelors of Arts in Economics from Lafayette College in May 1989 and also received his MBA in Finance and Management from the Leonard N. Stern School of Business, New York University in May 1994. He also served as a frequent guest lecturer at Columbia School of Business from 1999 to 2002, assisting Professor John Griffin with Financial Statement Analysis and Markets. We believe Mr. Londoner’’s experience in fianancial and venture capital matters will be of value to the Company in connection with its financing efforts and implementation of its business.

Richard Rosenblum, age 56, has served as a Director of the Company since 2012. Mr. Rosenblum previously served as an officer and director of Alliqua, Inc., where he served as President from May 2010 until September 2012, Executive Chairman from September 2012 until January 2013 and a director from June 2010 to January 2014. Mr. Rosenblum has been a principal of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2004. From February 2009 until January 2012, Mr. Rosenblum was a director of Celsia Technologies, Inc. From September 2006 to April 2010, Mr. Rosenblum was a director of Duke Mining Company, Inc. (f/k/a Boxwoods, Inc.). From September 2006 to May 2007, Mr. Rosenblum was a director of Mill Basin Technologies, Ltd. From November 2006 to January 2008, Mr. Rosenblum was a director of Marine Park Holdings, Inc. From August 2009 to September 2009, Mr. Rosenblum was a director of HG Partners, Inc. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in finance and accounting. Mr. Rosenblum’s qualifications to serve on the board include his ability to cull from his varied capital markets experience strategic insights that provide guidance to the Company with respect to corporate governance and board functions.

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

code of ethics

At December 31, 2014, the Company had not yet established a Code of Ethics pending commencement of operations. The Company intends to establish a Code of Ethics in fiscal 2015 dependent on future financing.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. During the year ended December 31, 2014, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a) except for 1 Form 3, which were not filed for Steve Chaussy, our Chief Financial Officer, one Form 4 which was not filed for Mr. Chaussy, with respect to one transaction, one Form 4 which was not filed for Mr. Londoner, with respect to one transaction one Form 4 which was not filed for Mr. Rosenblum, with respect to one transaction one Form 4 which was not filed for Mr. Steven Berger, with respect to one transaction one Form 4 which was not filed for Mr. David Berger, with respect to one transaction and 5 Forms 5, which were not filed with respect to the foregoing transactions.

Item 11: EXECUTIVE COMPENSATION.

COMPENSATION

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2014. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2014, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2014; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2014.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities for the years ended December 31, 2013 and awarded to, earned by, or paid to: (i) Michael Lebor, our Chief Executive Officer and Secretary; (ii) Steven Chaussy our Chief Financial Officer; and (iii) Steven Berger, our Chief Financial Officer until September 21, 2014 (these individuals are referred to herein as the Named Executive Officers”).

Name and Principal Position	Year	Salary (1) ($)	Option Awards (2) ($)		All Other Compensation ($)		Total ($)

Michael Lebor	2014	$-	$-			$-	$-
Chief Executive Officer and Secretary	2013	$-	$-			$-	$-

Steven Chaussy	2014	$10,000	$23,139	(3)		$-	$33,139
Chief Financial Officer	2013	$-	$-		$		$-

Steven Berger	2014	$-	$55,354	(4)		$-	$55,354
Former Chief Financial Officer until September 21, 2014	2013	$-	$-			$-	$-

(1)	The dollar amounts represent amount accrued as of December 31, 2014.
(2)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the twelve month period ended December 31, 2014 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see Note 1-”Significant Accounting Policies-Stock-Based Compensation” and Note 8-”Stockholders’ Equity” of the Notes to the Consolidated Financial Statements for the Years Ended December 31, 2014 and 2013 included herein.
(3)	The Company granted options Mr. Chaussy to purchase 150,000 shares of the Company’s common stock on September 21, 2014 at an exercise price of $0.20 per share for five years, vesting immediately.
(4)	The Company granted Mr. Berger options to purchase 420,000 shares of the Company’s common stock on September 19, 2014 at an exercise price of $0.15 per share for two years, vesting immediately.

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

In 2012, the employment agreement was amended to -0- base salary. Mr. Lebor operated without compensation in 2013 and 2014.

As of December 31, 2014, the Company does not have any active employee contracts.

Outstanding Equity Awards at Fiscal Year-End

The summary outstanding equity awards at fiscal year-end table sets forth information concerning equity awards for services rendered in all capacities for the years outstanding on December 31, 2014 and awarded to, earned by, or paid to Steven Berger, our former Chief Financial Officer and Steven Chaussy, Chief Financial Officer.

Option awards
Equity incentive
plan awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying
	unexercised	unexercised	unexercised	Option	Option
	options (#)	options (#)	unearned	exercise	expiration
Name	exercisable	unexercisable	options	price ($)	date

Steven Berger, former Chief Financial Officer	420,000	-	-	$0.15	Sept 19, 2016
Steven Chaussy, Chief Financial Officer	150,000	-	-	$0.20	Sept 21, 2019

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

Securities Authorized For Issuance Under Equity Incentive Plans

During the year ended December 31, 2014, the Company granted options to purchase an aggregate of 5,370,000 shares of common stock to certain employees and directors under the Plan. These options vest immediately, have a term of 7 years, and contain exercise prices between $0.15 and $0.20 per share. The options had an aggregate grant fair date value of $540,475.

As of December 31, 2014, there were 4,630,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan.

Administration

We expect our board of directors will establish a compensation committee in 2015 that, among other duties, will administer the Plan. The compensation committee will be composed of at least two members of the Board, a majority of whom will be “non-employee directors” within the meaning of Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended. Members of our compensation committee will serve at the pleasure of our Board.

Director Compensation

For the year ended December 31, 2014, the Company did not compensate its directors except with the award of stock options, as shown in the table below.

		Fees
		Earned
		or Paid	Option		All Other
Name	Year	in Cash	Awards(1)		Compensation	Total
Kenneth Londoner	2014	$-	$173,243	(2)	$-	$173,243
Richard Rosenblum	2014	-	173,243	(2)	-	173,243
David Berger	2014	-	115,196	(3)	-	115,496

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the twelve month period ended December 31, 2014 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see Note 1-”Significant Accounting Policies-Stock-Based Compensation” and Note 8-”Stockholders’ Equity” of the Notes to the Consolidated Financial Statements for the Years Ended December 31, 2014 and 2013 included herein.
(2)	Represents options to acquire 1,800,000 shares of the Company’s stock at an exercise price of $0.20 per share with a term of seven years, which vested immediately.
(3)	Represents options to acquire 1,200,000 shares of the Company’s stock at an exercise price of $0.20 per share with a term of seven years, which vested immediately.

There are no current or planned compensation arrangements for directors other than possible future equity incentive awards.

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

Name and Address of	Common	Percent of
Beneficial Owner (1)(2)	Shares	Class (6)

Richard Rosenblum (3)	2,548,894	6.31%
Kenneth Londoner (4)	7,287,562	18.10%
David Stefansky	6,173,508	16.05%
Michael Lebor	1,423,123	-
Steven Chaussy (5)	150,000	-
David Berger (6)	1,200,000	-
All officers and directors as a group (five persons)	18,783,087	43.15%

Other 5% or More Stockholders

William R Johnson (7)	2,686,880	6.92%
Stacy Capital Group, LLC (8)	3,358,905	8.67%

(1)	The address for each of these persons is 330 West 42nd Street, New York, New York 10036.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities that are currently convertible or exercisable into shares of our common stock, or convertible or exercisable into shares of our common stock within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the other footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(3)	Includes 1,800,000 options to acquire the Company’s commons stock at an exercise price of $0.20 per share, 50,589 warrants to acquire the Company’s common stock at $0.10 per share and 50,589 warrants to acquire the Company’s common stock at $0.15 per share.

(4)	Includes 5,487,562 shares held by Endicott Management Partners, LLC over which Mr. Londoner has voting and investment control. Mr. Londoner disclaims beneficial ownership of the foregoing securities. In addition, includes 1,800,000 options to acquire the Company’s commons stock at an exercise price of $0.20 per share.

(5)	Includes 150,000 options to acquire the Company’s commons stock at an exercise price of $0.20 per share,

(6)	Includes 1,200,000 options to acquire the Company’s commons stock at an exercise price of $0.20 per share

(7)	Includes 181,503 warrants to acquire the Company’s common stock at $0.10 per share and 181,503 warrants to acquire the Company’s common stock at $0.15 per share.

(8)	Includes 1,858,976 shares, 145,193 warrants to acquire the Company’s common stock at $0.10 per share and 145,193 warrants to acquire the Company’s common stock at $0.15 per share held by Stacy Group, LLC over which Stacy Capital Group, LLC has voting and investment control.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2014 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,000,000	5,370,000	4,630,000
Equity compensation plans not approved by security holders	-	-	-
Total

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

To the best of our knowledge, since January 1, 2013, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000 or one percent of the average total assets at year end for each of the last two fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On June 6, 2014, we entered into a Promissory Note Assignment and Purchase Agreement (the “Agreement”) with Harborview Value Master Fund, L.P. (“Harborview”), a greater than five percent stockholder of the Company and an entity controlled in part by Richard Rosenblum, one of our directors, whereby Harborview sold, assigned and transferred to the Company Harborview’s rights under a series of promissory notes issued to Harborview by Freeline Sports, Inc. (the “Notes”), such Notes totaling an aggregate amount of $1,269,500. Under the Agreement, the Company purchased the Notes for a purchase price of $500,000, which was paid to Harborview in 5,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share, such Shares determined on a per Share price of the common stock equal to $0.10 per Share.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES: For the fiscal years ended December 31, 2014 and 2013, Turner, Stone & Company, LLP billed the Company for services rendered for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC as follows:

	2014	2013
Audit and review services	$28,250	$28,250

TAX FEES: None.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial Statements – The following consolidated financial statements of chatAND, Inc. are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at December 31, 2014 and 2013

●	Consolidated Statements of Operations – For the years ended December 31, 2014 and 2013

●	Consolidated Statements of Stockholders’ Equity (Deficit) – Two years ended December 31, 2014

●	Consolidated Statements of Cash Flows – For the years ended December 31, 2014 and 2013

●	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Software Reseller Agreement by Company and TommiMedia, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2014).
10.2	Promissory Note Assignment the Company entered into with Harborview Master Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2014).
10.3	Form of Security Purchase Agreement (3)
10.4	Form of Warrant (3)
10.6	Form of Subscription Agreement incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2014).
10.7	Form of B Warrant, April 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2014).
10.8	Form of C Warrant, April 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 15, 2014).
10.9

Asset Purchase Agreement, dated May 8, 2014, between the Company and Leonard S. Ackerman, as Chapter 7 trustee in Bankruptcy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 12, 2014).

21.1	Subsidiaries (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (3)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (3)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (3)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (3)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Incorporated by reference to Form S-1 filed September 2, 2011.
(2)	Incorporated by reference to Form S-1/A filed May 3, 2012.
(3)	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: March 31, 2014	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: March 31, 2014	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 31, 2015	Chief Executive Officer and Principal	/s/ Michael Lebor
	Executive Officer	Michael Lebor

March 31, 2015	Chief Financial Officer and Principal	/s/ Steven Chaussy
	Accounting Officer	Steven Berger

March 31, 2015	Director	/s/ David Berger
David Berger

March 31, 2015	Director	/s/ Kenneth Londoner
Kenneth Londoner

March 31, 2015	Director	/s/ Richard Rosenblum
Richard Rosenblum

