Form 10-Q
period 2015-03-31
chatAND, Inc.
filed 2015-07-10
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2015

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

The number of shares outstanding of registrant’s common stock, par value $0.00001 per share, as of July 10, 2015, was 38,875,805 shares.

chatAND, Inc.

2

PART I - FINANCIAL INFORMATION

chatAND, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$14,189	$29,421
Total current assets	14,189	29,421

Property and equipment, net of accumulated depreciation of $10,452	-	749

Other assets:
Investments (Note 4)	1,600,000	1,600,000
Total other assets	1,600,000	1,600,000

Total assets	$1,614,189	$1,630,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368,679	$295,969
Accrued expenses	85,291	85,291
Advances from stockholders and employees	14,690	14,690
Warrant liability	327,291	342,753
Total current liabilities	795,951	738,703

Stockholders’ equity:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Series A Convertible Stock, $0.0001 par value, $48.07309 stated value, 4,807,309 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 38,875,805 shares issued and outstanding as of March 31, 2015 and December 31, 2014	389	389
Common stock subscription	160,970	125,970
Additional paid in capital	3,915,154	3,915,154
Accumulated deficit	(3,258,275)	(3,150,046)
Total stockholders’ equity	818,238	891,467

Total liabilities and stockholders’ equity	$1,614,189	$1,630,170

See the accompanying notes to these unaudited condensed consolidated financial statements

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Total revenue	$-	$-

Costs and expenses:
General and administrative	122,201	52,964
Asset impairment	749	9,841
Total costs and expenses	122,950	62,805

Loss from operations	(122,950)	(62,805)

Other expenses:
Interest, net	(741)	(3,791)
Gain (loss) on change in fair value of derivative liability	15,462	(459,567)
Loss on settlement of debt	-	(187,395)
Total other expenses	14,721	(650,753)

Net loss before income taxes	(108,229)	(713,558)

Income taxes	-	-

NET LOSS	$(108,229)	$(713,558)

Net loss per share, basic	$(0.00)	$(0.03)

Weighted average number of shares outstanding, basic	38,875,805	25,669,134

See the accompanying notes to these unaudited condensed consolidated financial statements

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

					Common	Additional
	Preferred stock		Common stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2014	-	-	38,875,805	$389	$125,970	$3,915,154	$(3,150,046)	$891,467
Common stock subscriptions received	-	-	-	-	35,000	-	-	35,000
Net loss	-	-	-	-	-	-	(108,229)	(108,229)
Balance, March 31, 2015	-	$-	38,875,805	$389	$160,970	$3,915,154	$(3,258,275)	$818,238

See the accompanying notes to these unaudited condensed consolidated financial statements

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,229)	$(713,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	5,537
(Gain) loss on change in fair value of warrant liability	(15,462)	459,567
Loss on settlement of debt	-	187,395
Impairment of assets	749	9,841
Changes in operating assets and liabilities:
Accounts payable	72,710	(85,367)
Accrued expenses	-	15,694
Net cash used in operating activities	(50,232)	(120,891)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders and employees	-	7,220
Sale of common stock	35,000	365,000
Net cash provided by financing activities	35,000	372,220

Net (decrease) increase in cash	(15,232)	251,329

Cash, beginning of the year	29,421	6
Cash, end of year	$14,189	$251,335

SUPPLEMENTAL INFORMATION
Cash paid for interest	$741	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for senior convertible debentures	$-	$850,000
Common stock issued for accrued interest	$-	$110,358
Common stock issued for advances from stockholders	$-	$104,265
Common stock issued for note payable	$-	$15,000

See the accompanying notes to these unaudited condensed consolidated financial statements

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

chatAND, Inc., a Nevada corporation (the “Company”), organized on May 14, 2010, and its wholly owned subsidiary CHATAND TECH, LLC (“TECH”), a limited liability company organized in Nevada on May 13, 2011, (collectively referred to herein as “Chat&” or the “Company”).

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

In 2014, the Company acquired substantially all the assets of Freeline Sports, Inc., an inactive California company.

We do not currently have plans to develop these assets or market any products related to these assets. However, we are currently pursuing financing in order to develop these acquired assets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015, or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2015.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2015, the Company had cash of $14,189 and working capital deficit (current liabilities exceeding current assets) of $781,762. During the three months ended March 31, 2015, the Company used net cash in operating activities of $50,232. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through the May of 2015. [Is this true?]

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common stock and convertible debentures. The Company intends to raise additional capital through private issuances of debt and equity instruments, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully execute on its business plan or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation, fair values relating to warrant and other derivative liabilities, the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended March 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2015	March 31, 2014
Options to purchase common stock	5,370,000	-
Warrants to purchase common stock	5,000,000	3,650,000
Totals	10,370,000	3,650,000

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements except as disclosed in Note 9.

4. INVESTMENTS

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

At March 31, 2015, the Company’s investment in the Freeline Assets and the Freeline Notes consisted of a cash payment of $250,000 and 5,000,000 shares of the Company’s common stock, par value $0.00001, valued at $1,350,000, the closing price of the stock on the date the transaction was completed (Note 8). The acquisition was completed on July 11, 2014. The Company will engage an appraiser to value the assets acquired, at which time the value will be assigned to the specific assets. The appraisal will be completed before May 20, 2015.

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

At March 31, 2015, the fair value of the reset provision of $327,291 was determined using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 141.90%; risk free rate: 0.56%; and expected life: 2.00 to 2.02 years. The Company recorded a gain on change in derivative liabilities of $15,462 during the three months ended March 31, 2015.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

6. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At March 31, 2015 and December 31, 2014, there were no shares issued and outstanding. See Note 9. Subsequent Events.

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

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At March 31, 2015 and December 31, 2014, there were 38,875,805 shares issued and outstanding.

In February 2015, the Company entered into a Securities Purchase Agreement in which we received proceeds of $10,000 for the sale of 50,000 shares of our common stock and warrants to acquire 50,000 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

In March 2015, the Company entered into a Securities Purchase Agreement in which we received proceeds of $25,000 for the sale of 125,000 shares of our common stock and warrants to acquire 125,000 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

7. RELATED PARTY TRANSACTIONS

At March 31, 2015 and December 31, 2014, accrued expenses include accrued payroll in the total amount of $85,291 which includes $46,093 for Michael Lebor, Chief Executive Officer, $22,614 for David Rosenberg, former president, and $16,584 for another former employee. Advances from shareholders and employees consist of the following at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Michael Lebor, Chief Executive Officer	$11,180	$11,180
Former employees	3,510	3,510
	$14,690	$14,690

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

8. FAIR VALUE MEASUREMENT

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

As of March 31, 2015 and December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Note 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2015, in the amount of $327,291 has a level 3 classification.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2015:

Warrant Liability
Balance, December 31, 2014	$342,753
Total (gains) losses
Mark-to-market at March 31, 2015:	(15,462)
Balance, March 31, 2015	$327,291
Net Gain for the period included in earnings relating to the liabilities held at March 31, 2015	$15,462

9. SUBSEQUENT EVENTS

Preferred stock:

On April 2, 2015, the Company issued 4,807,309 shares of its Series A Convertible Stock in exchange for 4,807,309 shares of its common stock.

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

We have not generated any revenues to date and had cash balances of $14,189 and $29,421 at March 31, 2015 and December 31, 2014, respectively. We suspended active development activities in July 2012.

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

Recent Business Developments

In 2014, we acquired substantially all the assets of Freeline Sports, Inc., an inactive California company in Chapter 7 bankruptcy proceeds for cash payment of $250,000 and 5,000,000 shares of the our common stock, valued in aggregate of $1,350,000. The assets acquired were primarily patents, copyrights and trademarks relating to sports equipment. Specifically, we acquired patents 7,059,613, 8,308,171 and D567,318 for supporting a user’s foot with a personal transportation device.

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

Results of Operation

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Following is a summary of expenses for the three months ended March 31, 2015 and 2014:

	2015	2014

General and administrative expense	$122,201	$52,964
Asset impairment	749	9,841

	$122,950	$62,805

General and administrative expenses are summarized as follows:

	2015	2014

Professional fees	$110,519	$34,687
Consultant	7,500	5,000
Insurance	-	7,096
Other	4,182	6,181

	$122,201	$52,964

General and administrative expense increased by $69,237 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Professional fees increased $75,832, consisting primarily of an increase in marketing development.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Other income (expense) consists of the following for the three months ended September 30, 2014 and 2013.

	2015	2014
Interest expense	(741)	(3,791)
Warrant liability expense	15,462	(459,567)
Loss on settlement of debt	-	(187,395)
	$14,721	$(650,753)

Interest expense for the three months ended March 31, 2014 is primarily an accrual of the interest on certain accounts payable, notes and debentures. Interest expense in 2015 includes interest on certain accounts payable.

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

The Company recorded an impairment charge of $749 for write off of remaining office equipment during the three months ended March 31, 2015 and $9,841 for its old software development cost at March 31, 2014.

Liquidity and Capital Resources and Going Concern

At March 31, 2015 and December 31, 2014, the Company had current assets of $14,189 and $29,421; current liabilities of $795,951 and $738,703; and a working capital deficit of $781,762 and $709,282, respectively.

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

At March 31, 2015 and December 31, 2014, we had no liquidity. The Company will require additional financing before it can implement its business plan.

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

If the above events do not occur or the Company is unable to implement its business plan, substantial doubt about the Company’s ability to continue as a going concern exists.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and support personnel. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2015 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months ended March 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2015, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

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

The Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”).

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

chatAND, Inc.

Date: July 10, 2015	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: July 10, 2015	By:	/s/ Victoria Rudman
Victoria Rudman
Chief Financial Officer

