Form 10-Q
period 2015-06-30
chatAND, Inc.
filed 2015-08-20
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2015

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

The number of shares outstanding of registrant’s common stock, par value $0.00001 per share, as of August 20, 2015, was 39,150,805 shares.

chatAND, Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

chatAND, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$14,035	$29,421
Total current assets	14,035	29,421

Property and equipment, net of accumulated depreciation of $10,536	-	749

Other assets:
Investments (Note 4)	1,581,468	1,600,000
Total other assets	1,581,468	1,600,000

Total assets	$1,595,503	$1,630,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341,381	$295,969
Accrued expenses	85,291	85,291
Advances from stockholders and employees	14,690	14,690
Warrant liability	213,070	342,753
Total current liabilities	654,432	738,703

Stockholders’ equity:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized
Series A Convertible Stock, $0.00001 par value, $48.07309 stated value, 4,807,309 shares authorized, issued and outstanding	48	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 39,150,805 shares issued and outstanding as of June 30, 2015 and 38,875,805 shares issued and outstanding as of December 31, 2014	393	389
Common stock subscription	105,970	125,970
Additional paid in capital	3,970,102	3,915,154
Accumulated deficit	(3,135,442)	(3,150,046)
Total stockholders’ equity	941,071	891,467

Total liabilities and stockholders’ equity	$1,595,503	$1,630,170

See the accompanying notes to these unaudited condensed consolidated financial statements

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Total revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative	(7,249)	83,738	114,953	136,702
Research and development expense	(2,791)	4,100	(2,791)	4,100
Asset impairment	-	-	749	9,841
Total costs and expenses	(10,040)	87,838	112,911	150,643

Loss from operations	10,040	(87,838)	(112,911)	(150,643)

Other expenses:
Interest expense	(1,427)	(1,938)	(2,168)	(5,729)
Warrant liability expense	-	(169,977)	-	(629,544)
Loss on change in fair value of derivative liability	114,221	-	129,683	-
Loss on settlement of debt	-	-	-	(187,395)
Total other expenses	112,794	(171,915)	127,515	(822,668)

Net loss before income taxes	122,834	(259,753)	14,604	(973,311)

Income taxes	-	-	-	-

NET LOSS	$122,834	$(259,753)	$14,604	$(973,311)

Net loss per share, basic and diluted	$0.00	$(0.01)	$0.00	$(0.03)

Weighted average number of shares outstanding, basic	39,150,805	34,662,460	39,150,805	30,190,640

See the accompanying notes to these unaudited condensed consolidated financial statements

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

	Preferred stock		Series A		Common stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, January 1, 2014	-	$-	-	$-	12,750,001	$128	$-	$375,252	$(1,893,605)	$(1,518,225)
Common stock issued in settlement of debt and accrued interest					413,345	4		15,873		15,877
Common shares issued in settlement of debt and accrued interest	-	-	-	-	14,482,309	145	-	1,026,128	-	1,026,273
Common stock issued in settlement of debt and accrued interest					1,230,150	12	-	120,131		120,143
Common shares issued to acquire intangible assets	-	-	-	-	5,000,000	50	-	1,349,950	-	1,350,000
Sale of common stock	-	-	-	-	5,000,000	50	-	499,950	-	500,000
Allocation of common stock proceeds to warrant liability	-	-	-	-	-	-	-	(200,000)	-	(200,000)
Loss on settlement of debt	-	-	-	-	-	-	-	187,395	-	187,395
Common stock subscriptions received	-	-	-	-	-	-	125,970	-	-	125,970
Fair value of vested options	-	-	-	-	-	-	-	540,475	-	540,475
Net loss	-	-	-	-	-	-	-	-	(1,256,441)	(1,256,441)
Balance, December 31, 2014	-	-	-	-	38,875,805	389	125,970	3,915,154	(3,150,046)	891,467
Common Stock Issued					275,000	3	(20,000)	34,997	-	15,000
Exchange Agreement (Stanhope)	-	-	4,807,309	48	-	-	-	(48)	-	-
Net loss	-	-	-	-	-	-	-	-	14,604	14,604
Balance, June 30, 2015	-	$-	4,807,309	$48	39,150,805	$392	$105,970	$3,950,103	$(3,135,442)	$921,071

See the accompanying notes to these unaudited condensed consolidated financial statements

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$14,604	$(973,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	5,537
(Gain) loss on change in fair value of warrant liability	(129,683)	629,544
Loss on settlement of debt	-	187,395
Impairment of assets	749	9,841
Changes in operating assets and liabilities:	-	-
Accounts payable	45,412	(66,914)
Accrued expenses	-	(43,747)
Net cash used in operating activities	(68,917)	(251,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Freeline bankruptcy refund	18,532	-
Purchase of Furniture and Equipment	-	(833)
Net cash used by investing activities	18,532	(833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders and employees	-	7,220
Sale of common stock subscriptions		500,000
Sales of Common Stock	35,000	-
Net cash provided by financing activities	35,000	507,220

Net (decrease) increase in cash	(15,386)	254,732

Cash, beginning of the period	29,421	6
Cash, end of period	$14,035	$254,738

SUPPLEMENTAL INFORMATION
Cash paid for interest	$2,168	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for senior convertible debentures	$-	$850,000
Common stock issued for accrued interest	$-	$110,358
Common stock issued for advances from stockholders	$-	$104,265
Common stock issued for note payable	$-	$15,000
Common stock issued for intangible assets	$-	$1,350,000

See the accompanying notes to these unaudited condensed consolidated financial statements

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2015 and for the six months ended June 30, 2015 and 2014. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015, or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2015.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2015, the Company had cash of $14,035 and working capital deficit (current liabilities exceeding current assets) of $640,397. During the six months ended June 30, 2015, the Company used net cash in operating activities of $68,917. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During this Three (3) month period, the Company received $18,532 from the Freeline bankruptcy case, which was sufficient cash to fund its operating requirements through July of 2015.

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

JUNE 30, 2015

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended June 30, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2015	June 30, 2014
Options to purchase common stock	5,370,000	-
Series A convertible preferred stock	4,807,309	-
Warrants to purchase common stock	5,275,000	3,650,000

Totals	15,452,309	3,650,000

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

At March 31, 2015, the Company’s investment in the Freeline Assets and the Freeline Notes consisted of a cash payment of $250,000 and 5,000,000 shares of the Company’s common stock, par value $0.00001, valued at $1,350,000, the closing price of the stock on the date the transaction was completed (Note 8). The acquisition was completed on July 11, 2014. The Company will engage an appraiser to value the assets acquired, when funding becomes available.

At June 22, 2015, the Company was refunded $18,532 from the bankruptcy estate for the closing of the Freeline Bankruptcy Case. This amount has been recorded as a reduction of the purchase price of the Freeline Assets.

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

At June 30, 2015, the fair value of the reset provision of $213,070 was determined using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 141.90%; risk free rate: 0.56%; and expected life: 2.00 to 2.02 years. The Company recorded a gain on change in derivative liabilities of $114,221 during the three months ended June 30, 2015.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

6. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001.

At June 30, 2015 the Company’s authorized 4,807,309 shares of Series A Convertible Preferred Stock with a par value of $0.0001 and $48.07309 stated value, of which were all issued and outstanding.

On March 5, 2015, the Company’s board of directors designated 4,807,309 shares of its preferred stock as Series A Convertible Stock (“Series A”) with a $48.07309 stated value, par value of $0.00001 per share. Holders of the Series A preferred stock are not entitled to receive any dividends unless specifically declared by the Company’s board of directors; shall be entitled to the number of votes equal to the number of shares of common stock into which the Series A preferred stock is convertible at any regular, annual or special meeting of stockholders of the Company and will rank senior to all of the Common Stock; (ii) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to any Series A Preferred Stock (“Junior Securities”); (iii) on parity with any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms on parity with the Series A Preferred Stock (“Parity Securities”); and (iv) junior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms senior to any Series A Preferred Stock (“Senior Securities”),senior to common and all other series of capital stock of the Company and equal or junior to any preferred stock in regard to liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily.

On April 2, 2015, the Company issued 4,807,309 shares of its Series A Convertible Stock in exchange for 4,807,309 shares of its common stock.

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At June 30, 2015 and December 31, 2014, there were 39,150,805 and 38,875,805 shares issued and outstanding, respectively

In February 2015, the Company entered into a Securities Purchase Agreement in which we received proceeds of $10,000 for the sale of 50,000 shares of our common stock and warrants to acquire 50,000 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

In March 2015, the Company entered into a Securities Purchase Agreement in which we received proceeds of $25,000 for the sale of 125,000 shares of our common stock and warrants to acquire 125,000 shares of our common stock at an exercise price of $0.24 for five years from the date of issuance.

7. RELATED PARTY TRANSACTIONS

At June 30, 2015 and December 31, 2014, accrued expenses include accrued payroll in the total amount of $85,291 which includes $46,093 for Michael Lebor, Chief Executive Officer, $22,614 for David Rosenberg, former president, and $16,584 for another former employee. Advances from shareholders and employees consist of the following at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Michael Lebor, Chief Executive Officer	$11,180	$11,180
Former employees	3,510	3,510
	$14,690	$14,690

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

As of June 30, 2015 and December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2015, in the amount of $213,070 has a level 3 classification.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015:

Warrant Liability
Balance, December 31, 2014	$342,753
Total (gains) losses	-
Mark-to-market at March 31, 2015	(15,462)
Mark-to-market at June 30, 2015	(114,221)
Balance, June 30, 2015	$213,070
Net Gain for the period included in earnings relating to the liabilities held at June 30, 2015	$114,221

9. SUBSEQUENT EVENTS

On August 10, 2015, David Stefansky invested $6,500 into the Company though a 10% Convertible Promissory Note due on August 10, 2016. The principal and interest due under the Convertible Promissory Note are convertible at any time the note is outstanding into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment if the Company raises equity below such price. Additionally and as part of the note, Mr. Stefansky was granted a Warrant to purchase 130,000 shares of the Company’s common stock at an exercise price of $0.10 per share, subject to adjustment if the Company raises equity below such price.

On August 10, 2015, the Stacy Group LLC (the “Stacy Group”) invested $6,500 into the Company though a 10% Convertible Promissory Note due on August 10, 2016. The principal and interest due under the Convertible Promissory Note are convertible at any time the note is outstanding into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment if the Company raises equity below such price. Additionally and as part of the note, the Stacy Group was granted a Warrant to purchase 130,000 shares of the Company’s common stock at an exercise price of $0.10 per share, subject to adjustment if the Company raises equity below such price.

On August 17, 2015, Richard Rosenblum, a member of the Company’s Board of Directors, invested $2,000 into the Company though a 10% Convertible Promissory Note due on August 17, 2016. The principal and interest due under the Convertible Promissory Note are convertible at any time the note is outstanding into shares of the Company’s common stock at a conversion price of $0.10 per share, subject to adjustment if the Company raises equity below such price. Additionally and as part of the note, Mr. Rosenblum was granted a Warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.10 per share, subject to adjustment if the Company raises equity below such price.

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

We have not generated any revenues to date and had cash balances of $14,035 and $29,421 at June 30, 2015 and December 31, 2014, respectively. We suspended active development activities in July 2012.

Chat& aims to use its products to redefine the online shopping experience by recreating virtually all of the benefits of a live showroom environment. The Company uses Co-Browsing (“Co-Browsing”), the joint navigation through the Internet by two or more people accessing the same web pages at the same time, to streamline the online shopping experience.

Utilizing the tools of Video-Chat and Co-Browsing, Chat& aims to redefine the online shopping experience by recreating virtually all of the benefits of a live showroom environment. This Virtual e-showroom will allow both customers and sales support staff to navigate the website together in real time while in a videoconference. The Company’s technology, when fully developed, will allow the Company’s clients and their websites to offer a more personalized sales environment. The face-to-face component of Video-Chat alone is an incredibly powerful conversion tool; with the addition of Co-browsing, Chat& aims to change the landscape of e-commerce. Chat&’s proposed video technology, online Co-browsing and collaboration tools, together with our e-commerce knowledge and our management team’s internet marketing expertise will help our clients by increasing sales, as well as customer satisfaction.

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

ChatAND headquarters are at 244 5th Avenue, Suite C68, New York, NY 10001. Our telephone number is 212-321-0559 and our web address is www.chatand.com .

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

Results of Operation

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Following is a summary of expenses for the three months ended June 30, 2015 and 2014:

	2015	2014

General and administrative expense	$(7,249)	$83,738
Research and development expense	(2,791)	4,100
Asset impairment	-	-
	$(10,040)	$87,838

General and administrative expenses are summarized as follows:

	2015	2014

Professional fees	$(7,744)	$44,834
Consultant	2,200	30,000
Insurance	-	5,926
Other	(1,705)	2,978

	$(7,249)	$83,738

General and administrative expense decreased by $90,987 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This is directly attributable to the halt in operating activities.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Other income (expense) consists of the following for the three months ended June 30, 2015 and 2014.

	2015	2014
Interest expense	(1,427)	(1,938)
Warrant liability expense		(169,977)
Loss on change in fair value of derivative liability	114,221
	$112,794	$(171,915)

Interest expense for the three months ended June 30, 2014 is primarily an accrual of the interest on certain accounts payable, notes and debentures. Interest expense in 2015 includes interest on certain accounts payable.

Warrant liability expense was calculated using the Black Scholes valuation method as described in Note 5 to the financial statements. The warrant expense is related to the private placement of 50,000 Units, closed in the quarter ended June 30, 2014.

Liquidity and Capital Resources and Going Concern

At June 30, 2015 and December 31, 2014, the Company had current assets of $14,189 and $29,421; current liabilities of $654,432 and $738,703; and a working capital deficit of $640,397 and $709,282, respectively.

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

At June 30, 2015 and December 31, 2014, we had no liquidity. The Company will require additional financing before it can implement its business plan.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our historical operating losses, our operations have not been a source of liquidity. We may seek additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common or preferred stock or borrow funds from private lenders pursuant to instruments, which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and support personnel. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended June 30, 2015 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months ended June 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

During this additional analysis it was determined that Accounts Payable needed to be reduced by $28,608.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2015, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibits	Description
10.1	Securities Purchase Agreement and Warrant dated October 9, 2014
10.2	Securities Purchase Agreement and Warrant dated February 11, 2015
10.3	Securities Purchase Agreement and Warrant dated March 17, 2015
10.4	10% Convertible Promissory Note and Warrant to purchase 130,000 shares of the Company’s common stock entered into with David Stefansky
10.5	10% Convertible Promissory Note and Warrant to purchase 130,000 shares of the Company’s common stock entered into with Stacy Group LLC
10.6	10% Convertible Promissory Note and Warrant to purchase 40,000 shares of the Company’s common stock entered into with Richard Rosemblum
31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*
31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*
32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*
32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

* Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: August 20, 2015	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: August 20, 2015	By:	/s/ Victoria Rudman
Victoria Rudman
Chief Financial Officer

