Form 10-Q/A
period 2015-06-30
chatAND, Inc.
filed 2015-09-11
CIK 1529133

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 of chatAND, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 20, 2015 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

EXHIBIT INDEX

The following exhibits are filed with this report on Form 10-Q/A.

Exhibits	Description
10.1	Securities Purchase Agreement and Warrant dated October 9, 2014*
10.2	Securities Purchase Agreement and Warrant dated February 11, 2015*
10.3	Securities Purchase Agreement and Warrant dated March 17, 2015*
10.4	10% Convertible Promissory Note and Warrant to purchase 130,000 shares of the Company’s common stock entered into with David Stefansky*
10.5	10% Convertible Promissory Note and Warrant to purchase 130,000 shares of the Company’s common stock entered into with Stacy Group LLC*
10.6	10% Convertible Promissory Note and Warrant to purchase 40,000 shares of the Company’s common stock entered into with Richard Rosemblum*
31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*
31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*
32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*
32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 20, 2015.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: September 11, 2015	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: September 11, 2015	By:	/s/ Victoria Rudman
Victoria Rudman
Chief Financial Officer