Form 10-Q
period 2015-09-30
chatAND, Inc.
filed 2015-11-23
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2015

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

The number of shares outstanding of registrant’s common stock, par value $0.00001 per share, as of November 18, 2015, was 39,150,805 shares.

chatAND, Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

chatAND, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$1,026	$29,421
Total current assets	1,026	29,421

Property and equipment, net of accumulated depreciation of $10,536	-	749

Other assets:
Investments (Note 4)	1,581,468	1,600,000
Total other assets	1,581,468	1,600,000

Total assets	$1,582,494	$1,630,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334,719	$295,969
Accrued expenses	85,291	85,291
Advances from stockholders and employees	14,690	14,690
Notes Payable	15,000	-
Warrant liability	115,486	342,753
Total current liabilities	565,186	738,703

Stockholders’ equity:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized
Series A Convertible Stock, $0.00001 par value, $48.07309 stated value, 4,807,309 shares authorized, issued and outstanding	48	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 39,150,805 shares issued and outstanding as of September 30, 2015 and 38,875,805 shares issued and outstanding as of December 31, 2014	392	389
Common stock subscription	105,970	125,970
Additional paid in capital	3,970,103	3,915,154
Accumulated deficit	(3,059,205)	(3,150,046)
Total stockholders’ equity	1,017,308	891,467

Total liabilities and stockholders’ equity	$1,582,494	$1,630,170

See the accompanying notes to these condensed consolidated financial statements.

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Total revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative	15,527	658,450	130,480	795,152
Research and development expense	-	600	(2,791)	4,700
Asset impairment	-	-	749	9,841
Total costs and expenses	15,527	659,050	128,437	809,693

Loss from operations	(15,527)	(659,050)	(128,437)	(809,693)

Other expenses:
Interest expense	(5,820)	(2,978)	(7,988)	(8,707)
Warrant liability expense	-	-	-	(629,544)
Gain on change in fair value of derivative liability	97,584	-	227,267	-
Loss on settlement of debt	-	-	-	(187,395)
Total other income (expenses)	91,764	(2,978)	219,279	(825,646)

Net income (loss) before income taxes	76,237	(662,028)	90,841	(1,635,339)

Income taxes	-	-	-	-

NET (LOSS) INCOME	$76,237	$(662,028)	$90,841	$(1,635,339)

Net loss per share, basic and diluted	$0.00	$(0.02)	$0.00	$(0.05)

Weighted average number of shares outstanding, basic	39,150,805	38,561,303	39,108,314	33,011,523

See the accompanying notes to these condensed consolidated financial statements.

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

							Common	Additional
	Preferred stock		Series A		Common stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, January 1, 2014	-	$-	-	$-	12,750,001	$128	$-	$375,252	$(1,893,605)	$(1,518,225)
Common stock issued in settlement of debt and accrued interest					413,345	4		15,873		15,877
Common shares issued in settlement of debt and accrued interest	-	-	-	-	14,482,309	145	-	1,026,128	-	1,026,273
Common stock issued in settlement of debt and accrued interest					1,230,150	12	-	120,131		120,143
Common shares issued to acquire intangible assets	-	-	-	-	5,000,000	50	-	1,349,950	-	1,350,000
Sale of common stock	-	-	-	-	5,000,000	50	-	499,950	-	500,000
Allocation of common stock proceeds to warrant liability	-	-	-	-	-	-	-	(200,000)	-	(200,000)
Loss on settlement of debt	-	-	-	-	-	-	-	187,395	-	187,395
Common stock subscriptions received	-	-	-	-	-	-	125,970	-	-	125,970
Fair value of vested options	-	-	-	-	-	-	-	540,475	-	540,475
Net loss	-	-	-	-	-	-	-	-	(1,256,441)	(1,256,441)
Balance, December 31, 2014	-	-	-	-	38,875,805	389	125,970	3,915,154	(3,150,046)	891,467
Common Stock Issued					275,000	3	(20,000)	34,996	-	14,999

Exchange Agreement (Stanhope)	-	-	4,807,309	48	-	-	-	(48)	-	-
Net income	-	-	-	-	-	-	-	-	90,841	90,841

Balance, September 30, 2015	-	$-	4,807,309	$48	39,150,805	$392	$105,970	$3,950,102	$(3,059,205)	$997,307

See the accompanying notes to these condensed consolidated financial statements.

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,841	$(1,635,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	5,579
(Gain) loss on change in fair value of warrant liability	(227,267)	629,544
Loss on settlement of debt	-	187,395
Impairment of assets	749	540,475
Changes in operating assets and liabilities:	-	9,841
Accounts payable	38,750	974
Accrued expenses	-	5,253
Net cash used in operating activities	(96,927)	(256,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Freeline bankruptcy	18,532	-
Purchase of Furniture and Equipment	-	(833)
Purchase of Freeline assets	-	(250,000)
Net cash used by investing activities	18,532	(250,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders and employees	-	7,220
Proceeds from notes payable	15,000	-
Sale of common stock subscriptions	-	500,000
Sales of Common Stock	35,000	-
Net cash provided by financing activities	50,000	507,220

Net (decrease) increase in cash	(28,396)	109

Cash, beginning of the period	29,421	6
Cash, end of period	$1,025	$115

SUPPLEMENTAL INFORMATION
Cash paid for interest	$7,988	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for senior convertible debentures	$-	$850,000
Common stock issued for accrued interest	$-	$118,027
Common stock issued for advances from stockholders	$-	$104,265
Common stock issued for note payable	$-	$90,000
Common stock issued for intangible assets	$-	$1,350,000

See the accompanying notes to these condensed consolidated financial statements.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2015 and for the Nine months ended September 30, 2015 and 2014. The results of operations for the Nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015, or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2015.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2015, the Company had a cash balance of $1,026 and a working capital deficit (current liabilities exceeding current assets) of $564,160. During the nine months ended September 30, 2015, the Company used net cash in operating activities of $96,927. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During this three (3) month period, the Company received $15,000 from Notes Payable, which was sufficient cash to fund its operating requirements through September of 2015.

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

SEPTEMBER 30, 2015

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three and nine months ended September 30, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2015	September 30, 2014
Options to purchase common stock	5,370,000	-
Series A convertible preferred stock	4,807,309	-
Warrants to purchase common stock	5,575,000	3,650,000

Totals	15,752,309	3,650,000

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

At March 31, 2015, the Company’s investment in the Freeline Assets and the Freeline Notes consisted of a cash payment of $250,000 and 5,000,000 shares of the Company’s common stock, par value $0.00001, valued at $1,350,000, the closing price of the stock on the date the transaction was completed. The acquisition was completed on July 11, 2014. The Company will engage an appraiser to value the assets acquired, when funding becomes available.

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

In August 2015, three investments totaling $15,000 were made into the Company though several 10% Convertible Promissory Notes. As part of the notes, investors were granted Warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.10 per share, subject to adjustment if the Company raises equity below such price.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record allocated fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

At September 30, 2015, the fair value of the reset provision of $115,486 was determined using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 126.31%; risk free rate: 0.56%; and expected life: 2.00 to over 4.00 years. The Company recorded a gain on change in derivative liabilities of $97,583.59 during the three months ended September 30, 2015.

6. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001.

At September 30, 2015 the Company’s authorized 4,807,309 shares of Series A Convertible Preferred Stock with a par value of $0.00001 and $48 stated value, of which were all issued and outstanding.

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At September 30, 2015 and December 31, 2014, there were 39,150,805 and 38,875,805 shares issued and outstanding, respectively

7. RELATED PARTY TRANSACTIONS

At September 30, 2015 and December 31, 2014, accrued expenses include accrued payroll in the total amount of $85,291 which includes $46,093 for Michael Lebor, Chief Executive Officer, $22,614 for David Rosenberg, former president, and $16,584 for another former employee. Advances from shareholders and employees consist of the following at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Michael Lebor, Chief Executive Officer	$11,180	$11,180
Former employees	3,510	3,510
	$14,690	$14,690

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

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

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

As of September 30, 2015 and December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2015, in the amount of $115,486 has a level 3 classification.

	Level 1	Level 2	Level 3
Derivative Liability	-	-	115,486

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015:

Warrant
Liability
Balance, December 31, 2014	$342,753
Unrealized decrease in fair market value	(227,267)
Balance, September 30, 2015	$115,486

Net Gain for the quarter included in earnings relating to the liabilities held at September 30, 2015	$(97,584)

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

9. SUBSEQUENT EVENTS

On October 23, 2015, Richard Rosenblum, a member of the Company’s Board of Directors, invested $5,000 into the Company though a 10% Convertible Promissory Note due on January 23, 2016 (the “Rosenblum Due Date”). In the event the Company does not repay the note by the Rosenblum Due Date, Mr. Rosenblum, at his option, may elect to convert the amounts due under the note into a future equity raise of the Company at a value of $50,000 based on the terms and conditions of such equity raise. The note contains customary events of default.

On November 2, 2015, the Stacy Group LLC (the “Stacy Group”) invested $15,000 into the Company though a 10% Convertible Promissory Note due on February 2, 2016 (the “Stacy Group Due Date”). In the event the Company does not repay the note by the Stacy Group Due Date, the Stacy Group, at its option, may elect to convert the amounts due under the note into a future equity raise of the Company at a value of $150,000 based on the terms and conditions of such equity raise. The note contains customary events of default.

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

We have not generated any revenues to date and had cash balances of $1,026 and $29,421 at September 30, 2015 and December 31, 2014, respectively. We suspended active development activities in July 2012.

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

Results of Operation

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Following is a summary of expenses for the three months ended September 30, 2015 and 2014.

	2015	2014

General and administrative expense	$15,527	$658,450
Research and development expense	-	600
Asset impairment	-	-
	$15,527	$659,050

General and administrative expenses are summarized as follows:

	2015	2014

Professional fees	$6,091	$77,578
Reseller fees	-	30,600
Option expense	-	540.475
Consultant	9,100	-
Insurance	-	5,924
Other	336	3,873
	$15,527	$658,450

General and administrative expense decreased by $643,523 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This decrease is primarily due to a decrease of $540,475 in option expense.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Other income (expense) consists of the following for the three months ended September 30, 2015 and 2014.

	2015	2014
Interest expense	5,820	2,978
Gain on change in fair value of derivative liability	97,583	-

	$103,403	$825,646

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Following is a summary of expenses for the nine months ended September 30, 2015 and 2014:

	2015	2014

General and administrative expense	$130,480	$795,152
Research and development expense	(2,791)	4,700
Asset impairment	749	9,841
	$128,438	$809,693

General and administrative expenses are summarized as follows:

	2015	2014

Professional fees	$108,867	$162,099
Reseller fees	-	60,600
Option expense	-	540.475
Consultant	18,800	0
Insurance	-	19,470
Other	2,813	12,508

	$130,480	$795,152

General and administrative expense decreased by $664,672 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This is directly attributable to the halt in operating activities.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Other income (expense) consists of the following for the nine months ended September 30, 2015 and 2014.

	2015	2014
Interest expense	7,988	8,707
Warrant liability expense	-	629,544
Gain on change in fair value of derivative liability	227,266	-
Loss on settlement of debt	-	187,395

	$235,254	$825,646

Interest expense for the three months ended September 30, 2014 is primarily an accrual of the interest on certain accounts payable, notes and debentures. Interest expense in 2015 includes interest on certain accounts payable.

Warrant liability expense was calculated using the Black Scholes valuation method as described in Note 5 to the financial statements.

Liquidity and Capital Resources and Going Concern

At September 30, 2015 and December 31, 2014, the Company had current assets of $1,026 and $29,421; current liabilities of $565,186 and $738,703; and a working capital deficit of $564,160 and $709,282, respectively.

We have not generated any revenues to date and have suspended active development activities. The Company has not had any cash available other than nominal loans from employees and shareholders and has discontinued accruing payroll. The Company’s continuing existence depends upon its ability to find alternative sources of financing.

At September 30, 2015 and December 31, 2014, we had no liquidity. The Company will require additional financing before it can implement its business plan.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and support personnel. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended September 30, 2015 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months ended September 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

During this additional analysis it was determined that Accounts Payable needed to be reduced by $28,608.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2015, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibits	Description.
10.1	10% Convertible Promissory Note entered into with Richard Rosenblum
10.2	10% Convertible Promissory Note entered into with the Stacy Group, LLC
31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*
31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*
32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*
32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

chatAND, Inc.

Date: November 23, 2015	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: November 23, 2015	By:	/s/ Victoria Rudman
Victoria Rudman
Chief Financial Officer

