Form 10-K
period 2015-12-31
chatAND, Inc.
filed 2016-03-28
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	27-2761655
incorporation or organization)	(IRS Employer Identification No.)

244 5th Avenue, Suite C68

New York, NY 10001

(Address of principal executive office) (Zip code)

917-818-2280

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2016, the registrant had outstanding 41,386,875 shares of its common stock, par value of $0.00001.

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

We have not generated any revenues to date and had cash balances of $101,427 and $29,421 at December 31, 2015 and 2014, respectively. We suspended active development activities in July 2012.

In 2015, the Company decided to abandon the technology platform business it was initially formed to pursue and devote it’s time and energy into fully developing and placing into service its investment asset with the relaunch of the Freeline Sports trademark and patented in-line skating technology.

Our current plans are to develop these assets and market any products related to these assets and we are currently pursuing financing in order to develop these acquired assets.

Our new goal will be focusing on pushing sports forward with innovation in design and technology. Our exclusive skate technology brings new excitement to the skate community. Our game changing technology will have the biggest names in the industry looking to get their hands on it. With a proper launch and sales it possibly can be applied to all board sports. Adding additional products to our line will increase our validity and will further strengthen the core business, especially in the apparel arena.

chatAND headquarters are at 244 5th Avenue, Suite C68, New York, NY 10001. Our new corporate telephone number is 917-818-2280.

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

Our current plans and focus is the development of the assets acquired from Freeline Sports, Inc., we also may consider additional or alternative opportunities, including a change in the primary focus of our efforts. For example, we could determine to acquire, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating businesses through contractual arrangements, or additional assets. We currently do not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that we will evaluate or conclude one.

Products and Services

Current patents and trademarks are focused on skateboards, wheels and bearings.

Additional future products will include books, street wear, outerwear snowboards, bindings and apparel.

Planned Revenue Streams

We have not generated revenues or secured clients to date. While our target customer base is the skate and action sports categories, we intend to have multiple planned revenue streams that will help distinguish chatAND’s Freeline Sports products from its competitors.

WHOLESALE

●	Already part of buying groups to grow retail distribution in USA

●	Freeline will have a unique buying program for retailers

●	Create partnerships with retailers

●	Grow a minimum of 20% per door on restock/reorder

RESORTS

●	Rental Programs: create sales and visibility

●	Learn to snowboard centers

●	Staff on gear through pro forms (typically 100+ per resort)

●	High visibility among end users

●	Capture beginner/ never-evers early

DISTRIBUTORS

●	US distributor with 3,300 core retail doors

●	International Distributors (replicated sales model abroad

●	Work with Sales Agencies

●	Importers

●	100+ countries worldwide

E-COMMERCE

●	Highest margin channel for all products

●	Utilize our Social Currency program to drive sales

RETAIL STORES

●	Create Freeline store fronts in key locations

●	Opportunities for pop up shops in cities

●	License opportunity to retail specialists globally

DEMO

●	Hit key resorts with on snow demos (retailers + consumers)

●	Try & Buy to build awareness and create sales

●	Markets the brand straight to the community & mass while traveling our distribution

Strategy

Our future strategy concludes that Freeline has a unique opportunity to be first brand to transcend and expand skate to other action sports categories including Snowbording. Together the two hard good lines will support fashion apparel and accessories giving them the authenticity and “cool” factor desired by tastemakers.

With the down turn of larger brands like Quicksilver and Billabong losing a solid reputation worldwide, this leaves Freeline the opportunity to become the leading action sports brand. All of the sales channels through skate and apparel can easily be expanded with the wider spectrum of offerings, which makes us the retailer/distributors best friend for giving full year retail support. Expanding into the other board sports in the action sports market will strengthen the brand name and give the soft goods side of the business the support it needs to become a dominant name.

2 - Business Development

The Action Sports Market started as a niche activity defined by rebellious youth performing outrageous stunts, now plays an important role in our society. This year more than 22 million athletes will participate in “extreme sports” like skateboarding, BMX riding, surfing, and snowboarding.

As recently as 15 years ago action sports had little to no presence on the national stage. Participants were labeled as delinquents and were chastised for their unconventional use of public spaces. That perception began to change in mid 1990s as the youth of America became enchanted with these counter-culture, non-traditional sports and the daring enthusiasts that participated in them. Driven by athletes who constantly test the boundaries of impossible, action sports culture is now a mainstream lifestyle that heavily influences billions of dollars of consumer spending.

Advertisers are using action sports as an effective way to keep their brands “cool” in the minds of America’s youth. These consumers are wary of traditional marketing tactics but are receptive to brands that truly embrace and support their culture. Action sports participants are strong influencers within the 12- to 28-year-old demographic, and marketing savvy companies are finding innovative ways to connect with them. Brands like Mountain Dew, Panasonic, Toyota, and Right Guard are examples of the wide array of industries that are making significant investments to reach action sports enthusiasts. By partnering with Active, companies can gain access to this market in a way that captures the spirit of these participants.

Freeline skating is viewed as the latest type of extreme sport that combines elements of surfing, skateboarding and inline rollerskating. Developed in San Francisco in 2003, this new take on skating has gained popularity throughout Southeast Asia, particularly in China and Japan.

Freeline Skates™ are extremely portable making them the smallest and lightest form of transportation. The technique used to skate with Freelines is unique to the skates, and is a challenging wave-like motion.[citation needed] The individual skates, when ridden together, produce speed, agility, and natural self-propulsion, allowing for uphill motion.

Freelines are basically small metal plates with grip on the top, and two 72 mm longboard wheels underneath. They don’t strap to your feet, and you can’t stand still while standing on them. One per foot, they sort of create a skateboarding effect, except that it’s nothing like skateboarding at all. They aren’t like a skateboard, really, and they aren’t like inline skates. Freelines are described as something different and unique.

It is this extreme, new and unique business sector that we are planning to develop and market. We seek to enhance our brand image by controlling the distribution of our products.

3 - Marketing

Our marketing efforts will be organized around the needs, trends and characteristics of our existing and prospective client base. We expect to market our products and services using the following market strategies:

SOCIAL MEDIA

Social currency platform exclusive to Freeline,

VIRAL VIDEO

Connect with equipment companies, such as: Nokia handsets, Canon, GoPro, and create original content. Outreach to consumers to upload their own videos for credits against launch gear.

FREELINE HASHTAG STORE

Create ecommerce engine to drive social media mentions. For example, for every mention of #FreelineUS you would get credits for merchandise.

IN-GAME ADVERTISING

Digital ad campaign targeted to In-game advertising (PSP, Mobile game apps etc).

STICKERS

Fill sticker requests through website (thousands a year); Sticker slap resorts, cities, and any other key focal points; resort features in skate parks.

MAVENS / KEY OPINION LEADERS

Well-rounded team of athletes; key action sports leaders/icons; influencers at resorts such as instructors, park crew, managers; Complimentary brand owners on similar products.

EDITORIAL

Utilize connections within industry at TWS (TransWorld SKATEboarding), Snowboard and Snowboarder for features and editorials; utilize coonections at major publishing houses like Conde Nast for features, editorials and partnerships; Web influencers and blogs for further reach such as angrysnowboarder.com.

Our marketing strategy also encompasses public relations. As a result of relationships developed with the media and industry analyst community, we hope to gain positive media and editorial coverage.

4 - Sales Strategy

Freeline Product Sales Strategy

$	$$-$$$	$$$$
Standard	Exclusive	Limited
Zumeiz	CCS	Fred Gegal
Dick’s	Blue Tomato.Com	Kitson
NBS	Sun Deigo	Urban Outfitters
Sports Chalet	Eternal
Tilly’s	Active
SMC
PacSun

5 - Evaluating Strategic Alliances and Acquisitions When Appropriate.

We will look to develop opportunities to form strategic alliances with or acquire other companies that can accelerate our growth or broaden our product offerings.

Market Opportunity

According to the Skatepark Association of America:

SKATEBOARDING STATISTICS

●	11-14 million skateboarders

●	4 million aggressive in line skaters

●	1 million freestyle bikers

●	Additional info from: http://spausa.org/safety.html

●	participation between 1998 and 2012 grew from 2,157,000 to 13,308,000

●	85% of all skateboarders are under the age of 18.

●	1 out of every 10 teenagers owns or rides a skateboard

●	Primary users are between the ages of 12 and 16

●	61% have riding between 1 and 4 years

SKATEPARK FACTS

●	More than 5000 skateparks exist in the United States

●	There have been more skateparks built in the last three years than in the previous twenty

●	park produced a significant reduction in the street skating problem

●	97% of communities agreed that their skatepark was a benefit to the community

●	89% of communities who built a skatepark have plans to build another

RIDER FACTS

●	More than 13,500,000 skateboarders will take to the streets in the U.S. this year

●	In 2012, more people over the age of 7 participated in action sports than baseball, soccer, softball, volleyball, tennis or football (nearly 21,000,000).

●	During the last ten years, no sport had a larger increase in participation among users age 7 and older than skateboarding (a 706.3% increase)

●	Skateboarding is the 2nd largest sport for participants between ages 6-18

●	Skateboarding is the 3rd largest participant sport in the U.S.

●	4.9 out of 10 U.S. teenagers owns a skateboard

●	In 2012 female participation in skateboarding increased 67.7%

Snowboarding, skateboarding and surfing naturally compliment each other. Freeline has already test-marketed skates around the world. We found this added creditability to the brand and interest for us to expand into. The Freeline name translates well across action sports and in a market space where authenticity and quality are key, the Freeline name will ensure the consumer that they are getting the best technology and value in boardsports.

According to a Transworld Business 2012/13 Snowboard Bindings Preview and Market Report: “Designers continue to push the innovative envelope as riders’ skills demand more from technology in the ways of comfort and function.”

According to the January 2014 Snowsports Industry America (SIA) Research Report: “Sales reached $2.3B, up 9% in $ and up 7% in units sold through December 2014. With 19.3M participants, of which 7M who didn’t participate but consider themselves skiers/riders.

Channels:

●	Specialty, $1B – up 7% in units and up 8% in dollars

●	Internet, $548M - up 1% in units and up 12% in dollars

●	Chain Stores, $496M – up 11% in units and up 10% in dollars

Categories

●	Apparel, $985M – up 2% in units and up 7% in dollars

●	Accessories, $734M - up 10% in units and up 15% in dollars

●	Equipment, $541M - up 5% in units and up 6% in dollars

Competition

The market for inline skates is saturated, but the value of the Freeline name has a global following. Using the trademark to infuse natural progression of new product introductions that will enable chat& to enter into the growing snowboarding and sport apparel markets. However, many of the current competitors to chatAND are also standalone brands. Examples of market participants currently in ChatAnd’s planned direction include:

Company	Revenue	Holdings	Product	Notes
Freeline	TBD		Skateboards, wheels, bearings FUTURE: books, street wear, outerwear snowboards, bindings, apparel
Burton	$1.2B	Burton, Analog, Gravis, Anon, AK	Snowboards, bindings, boots, apparel, steel wear, accessories
Head	$453M	Head	Snowboards, bindings, boots
Rissognol	$227M	Rossignol	Snowboards, bindings, boots, apparel, skis
Amer Sports	$2.9B	Salomon, Nikita	Snowboards, bindings, boots, apparel, skis
Neff	$200M	NEFF	Apparel, hats, accessories, watches
Fox Head	$24.6M	Fox racing
VF Inc	$11.4B	Vans	Shoes, boots, apparel
Jarden	$7.4B	K2, Ride	$1.4B in snowboarding holdings
Skullcandy	$210M	Skullcandy,2XL	Headphones, apparel	Exited with IPO on NYSE
Quicksilver	$1.8B	DC, Roxy, Hawk
Mervin Mfg	$32M	Gnu, Lib Tech	Snowboards	$52M acquisition All Cash
Volcom	$608M	Electric visual	Clothing, accessories, eyewear, snowboards
The Hundreds	$8.3M	The Hundreds	Clothing, accessories
Billabong	$1.2B	Element, VonZipper, Nixon, Sector9, RVCA, DaKine
Columbia	$1.6B
Northface	$45M	Part of VF Corp	Outerwear and apparel
Helly Hansen	$175M		Outerwear and apparel
Spyder	$85M		Outerwear	$150M acquisition
Nike	$2.5B	Hurley, Nike Snowboarding, Skateboarding, SB	Boots, shoes, apparel, outerwear, accessories	$1.5B in action sports alone

Intellectual Property and Proprietary Rights

We intend to rely on a combination of patent, copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary products, processes and other intellectual property.

The assets acquired in connection with the Freeline Sports, Inc transaction included patents, copyrights and trademarks relating to sports equipment. Specifically, we acquired patents 7,059,613, 8,308,171 and Des567,318 for supporting a user’s foot with a personal transportation device.

Employees

As of December 31, 2015 and 2014, we had no employees.

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

We have not generated any revenues to date and had a cash balance of $101,427 at December 31, 2015. We suspended active development activities in July 2012. We will require additional funds to support our operations or the expansion of our business or to pay for acquisitions. We will need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock, and could have terms that impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

Assuming a minimum funding of $3,000,000, the Company expects to manufacture products, ramp up sales and marketing efforts through staffing and advertising, add additional support staff and expand the further development of the Freeline brand name.

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

Our financial statements for the years ended December 31, 2015 and 2014 indicated that the activities of the Company did not generate positive cash flow from operations, and that we incurred losses in developing this business. Our independent registered public accounting firm indicated that the Company may require additional funds to finance its operations. These conditions raise substantial doubt about our ability to continue as a going concern, which may have a detrimental effect on our ability to obtain additional financing.

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

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of our common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. As of March 24, 2016, there were 41,386,875 shares of common stock and -0- shares of preferred stock issued and outstanding. We could determine to issue shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTC Markets, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. During the year ended December 31, 2015, no trading occurred.

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

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price. We have examined and evaluated our internal control procedures, including controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ended December 31, 2015, and noted weaknesses that need to be addressed during the current reporting period in order for our internal controls to be effective. Failure to implement and maintain internal controls in accordance with sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

In addition to our Common Stock, we presently have options and warrants to purchase 5,370,000 and 10,950,000 shares of our common stock outstanding, respectively. If and when these securities are converted and/or exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

As of March 24, 2016, our executive officers and directors, and affiliates beneficially own or control approximately 62% of our outstanding common stock. If those shareholders act together, they will have the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such shareholders could preclude any unsolicited acquisition of us, and consequently, materially adversely affect the price of our common stock. These shareholders may make decisions that are adverse to your interests.

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock, which began trading in October 2014, is currently available for quotation on the OTCQB under the symbol “CHAA.”

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2015
	High	Low
First Quarter	$0.120	$0.070
Second Quarter	$0.075	$0.075
Third Quarter	$0.075	$0.050
Fourth Quarter	$0.075	$0.020

	Fiscal Year 2014
	High	Low
Fourth Quarter	$0.25	$0.10

Holders

As of March 24, 2015, there were 41,386,875 shares issued and outstanding, held by approximately 42 shareholders of record.

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

Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan. As of December 31, 2015, 5,370,000 shares had been granted and there were still 4,630,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter.

In February 2015, we entered into Securities Purchase Agreements in which we received proceeds in aggregate of $10,000 for the sale of 50,000 shares of our common stock and warrants to acquire 50,000 shares of our common stock at an exercise price of $0.20 for five years from the date of issuance.

In March 2015, we entered into a Securities Purchase Agreement in which we received proceeds of $25,000 for the sale of 125,000 shares of our common stock and warrants to acquire 125,000 shares of our common stock at an exercise price of $0.20 for five years from the date of issuance.

In August 2015, we entered into three (3) 10% Convertible Promissory Notes in which we received proceeds of $6,500, $6,500 and $2,000 due in one year from the date of issuance and warrants to acquire 130,000, 130,000 and 40,000 shares of our common stock at an exercise price of $0.10 for five years from the date of issuance.

In October, we entered into a 10% Convertible Promissory Note in which we received proceeds of $5,000 and was repaid in full, plus interest, by the due of January 2016.

In November, we entered into a 10% Convertible Promissory Note in which we received proceeds of $15,000 and was repaid in full, plus interest, by the due of February 2016.

In December, we entered into two (2) 10% Convertible Promissory Notes in which we received proceeds of $100,000 ($50,000 each) due in one year from the date of issuance and warrants to acquire 5,000,000 (2,500,000 each) shares of our common stock at an exercise price of $0.02 for five years from the date of issuance.

The Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. Allied Global is an accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

Chat& is a an up and coming sport action company that expects to fully develop and place into service its investment asset with the relaunch of the Freeline Sports trademark and patented in-line skating technology.

The Company is considered a pre-development company because it has not generated any revenue, has limited resources and has not established operations to generate sufficient capital to complete its business plan.

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

During the years ended December 31, 2015 and 2014 the Company had no revenues.

Following is a summary of expenses for the years ended December 31, 2015 and 2014.

	2015	2014

General and administrative expense	$165,503	$901,435
Research and development expense	-	5,300
Asset impairment	749	9,841
	$166,252	$916,576

General and administrative expenses are summarized as follows:

	2015	2014
Professional fees	$139,052	$321,382
Stock based compensation	-	540,475
Consultant	26,300	-
Insurance	-	18,945
Other	151	20,633
	$165,503	$901,435

These costs are expected to increase in the future if additional funding becomes available, development restarts and employees are hired. The Company has had reduced funding available since June 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Other income (expense) consists of the following for the years ended December 31, 2015 and 2014.

	2015	2014
Interest expense	$(11,551)	$(9,717)
Gain (loss) on change in fair value of derivative liability	328,363	(142,753)
Loss on settlement of debt	-	(187,395)
Other Income	2,350	-
	$319,162	$(339,865)

Interest expense for 2015 and 2014 is primarily interest due to vendors for delayed payments.

In 2015, we settled outstanding debt and incurred a liability cancellation amount of $2,350 in other income.

Liquidity and Capital Resources and Going Concern

Historical information:

At December 31, 2015 and December 31, 2014, the Company had current assets of $101,427 and $29,421; current liabilities of $442,122 and $738,703; and a working capital deficit of $340,695 and $709,282, respectively.

During 2015 it was determined that Accounts Payable was understated by $20,500 in legal fees in 2014.

In February 2015, we entered into Securities Purchase Agreements in which we received proceeds in aggregate of $10,000 for the sale of 50,000 shares of our common stock and warrants to acquire 50,000 shares of our common stock at an exercise price of $0.20 for five years from the date of issuance.

In March 2015, we entered into a Securities Purchase Agreement in which we received proceeds of $25,000 for the sale of 125,000 shares of our common stock and warrants to acquire 125,000 shares of our common stock at an exercise price of $0.20 for five years from the date of issuance.

In August 2015, we entered into three (3) 10% Convertible Promissory Notes in which we received proceeds of $6,500, $6,500 and $2,000 due in one year from the date of issuance and warrants to acquire 130,000, 130,000 and 40,000 shares of our common stock at an exercise price of $0.10 for five years from the date of issuance.

In October, we entered into a 10% Convertible Promissory Note in which we received proceeds of $5,000 and was repaid in full, plus interest, by the due of January 2016.

In November, we entered into a 10% Convertible Promissory Note in which we received proceeds of $15,000 and was repaid in full, plus interest, by the due of February 2016.

In December, we entered into two (2) 10% Convertible Promissory Notes in which we received proceeds of $100,000 ($50,000 each) due in one year from the date of issuance and warrants to acquire 5,000,000 (2,500,000 each) shares of our common stock at an exercise price of $0.02 for five years from the date of issuance.

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

What balance sheet, income or cash flow items should be considered in assessing liquidity:

At December 31, 2015 and 2014, we had no liquidity. The Company will require additional financing before it can implement its business plan.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2015 and 2014, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

CHATAND, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

chatAND, Inc. and Subsidiary

244 5th Avenue, Suite C68

New York, NY 10001

We have audited the accompanying consolidated balance sheets of chatAND, Inc. and Subsidiary (the “Company”) at December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of chatAND, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, limited current operations with negative cash flows and needs to raise additional capital to implement its business plan and fund its operations. Furthermore, there is no assurance that any capital raised will be sufficient to complete its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Certified Public Accountants

Dallas, Texas

March 24, 2016

chatAND, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash	$101,427	$29,421
Total current assets	101,427	29,421

Property and equipment, net of accumulated depreciation of $-0- and $10,452	-	749

Other assets:
Intellectual Property (Note 4)	1,581,468	1,600,000
Total other assets	1,581,468	1,600,000

Total assets	$1,682,895	$1,630,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346,304	$295,969
Accrued expenses	22,614	85,291
Accrued interest	1,017	-
Advances from stockholders and employees	31,000	14,690
Notes payable, net of discount of $108,203	26,797	-
Warrant liability	14,390	342,753
Total current liabilities	442,122	738,703

Stockholders’ equity:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding.
Series A Convertible Stock, $0.00001 par value, $48.07309 stated value, 4,807,309 shares authorized; no shares issued and outstanding.
Common stock: $0.00001 par value; 500,000,000 shares authorized; 39,936,875 shares issued and outstanding as of December 31, 2015 and 38,875,805 shares issued and outstanding as of December 31, 2014	400	389
Common stock subscription	-	125,970
Additional paid in capital	4,237,509	3,915,154
Accumulated deficit	(2,997,136)	(3,150,046)
Total stockholders’ equity	1,240,773	891,467

Total liabilities and stockholders’ equity	$1,682,895	$1,630,170

See the accompanying notes to these consolidated financial statements.

chatAND, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
Revenue:
Total revenue	$-	$-

Costs and expenses:
General and administrative	165,503	901,435
Research and development expense	-	5,300
Asset impairment	749	9,841
Total costs and expenses	166,252	916,576

Loss from operations	(166,252)	(916,576)

Other expenses:
Interest expense	(11,551)	(9,717)
Other Income	2,350	-
Gain (loss) on change in fair value of warrant liability	328,363	(142,753)
Loss on settlement of debt	-	(187,395)
Total other income (expenses)	319,162	(339,865)

Net income (loss) before income taxes	152,910	(1,256,441)

Income taxes	-	-

NET INCOME (LOSS)	$152,910	$(1,256,441)

Earnings (loss) per share, basic	$0.00	$(0.04)

Earnings (loss) per share, fully diluted	$0.00	$(0.04)

Weighted average number of shares outstanding, basic	39,471,277	34,489,644

See the accompanying notes to these consolidated financial statements.

chatAND, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

TWO YEARS ENDED DECEMBER 31, 2015

							Common	Additional
	Preferred stock		Series A		Common stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, January 1, 2014	-	$-	-	$-	12,750,001	$128	$-	$375,252	$(1,893,605)	$(1,518,225)
Common stock issued in settlement of debt and accrued interest					413,345	4		15,873		15,877
Common shares issued in settlement of debt and accrued interest	-	-	-	-	14,482,309	145	-	1,026,128	-	1,026,273
Common stock issued in settlement of debt and accrued interest					1,230,150	12	-	120,131		120,143
Common shares issued to acquire intangible assets	-	-	-	-	5,000,000	50	-	1,349,950	-	1,350,000
Sale of common stock	-	-	-	-	5,000,000	50	-	499,950	-	500,000
Allocation of common stock proceeds to warrant liability	-	-	-	-	-	-	-	(200,000)	-	(200,000)
Loss on settlement of debt	-	-	-	-	-	-	-	187,395	-	187,395
Common stock subscriptions received	-	-	-	-	-	-	125,970	-	-	125,970
Fair value of vested options	-	-	-	-	-	-	-	540,475	-	540,475
Net loss	-	-	-	-	-	-	-	-	(1,256,441)	(1,256,441)
Balance, December 31, 2014	-	-	-	-	38,875,805	389	125,970	3,915,154	(3,150,046)	891,467
Sale of common stock and warrants					650,000	7	(94,970)	129,992		35,029
Warrants issued with notes payable								115,000		115,000
Common stock issued for extinguishment of accrued expenses and advances					411,070	4		77,363		77,367
Reclass of related party advances							(31,000)			(31,000)
Net income	-	-	-	-	-	-	-	-	152,910	152,910
Balance, December 31, 2015	-	$-	-	$-	39,936,875	$400	$-	$4,237,509	$(2,997,136)	$1,240,773

See the accompanying notes to these consolidated financial statements.

chatAND, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$152,910	$(1,256,441)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	5,621
(Gain) loss on change in fair value of warrant liability	(328,363)	142,753
Loss on settlement of debt	-	187,395
Interest expense (note discount amortization)	6,797	-
Impairment of assets	749	9,841
Stock based compensation	-	540,475
Changes in operating assets and liabilities:	-
Accounts payable	50,335	16,955
Accrued interest payable	1,017
Accrued expenses	-	458
Net cash provided by (used in) operating activities	(116,555)	(352,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Freeline bankruptcy	18,532	-
Purchase of Furniture and Equipment	-	(833)
Purchase of Freeline assets (Note 4)	-	(250,000)
Net cash used by investing activities	18,532	(250,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders and employees	-	7,221
Proceeds from sale of stock and warrants	35,029	-
Proceeds from notes payable	135,000	-
Sales of Common Stock	-	625,970
Net cash provided by financing activities	170,029	633,191

Net increase in cash	72,006	29,415

Cash, beginning of the year	29,421	6
Cash, end of period	$101,427	$29,421

SUPPLEMENTAL INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for senior convertible debentures	$-	$850,000
Common stock issued for accrued interest	$-	$118,027
Common stock issued for conversion of accrued expenses	$62,677	$-
Common stock issued for advances from stockholders	$14,690	$104,265
Common stock issued for note payable	$-	$90,000
Common stock issued for intangible assets	$-	$1,350,000
Debt discount from beneficial conversion feature and equity kicker (warrants)	$115,000	$-

See the accompanying notes to these consolidated financial statements.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Nature of business

The Company intends to fully develop and place into service its investment asset with the relaunch of the Freeline Sports trademark and patented in-line skating technology. We seek to enhance our brand image by controlling the distribution of our products.

Revenue Recognition

The Company’s revenue will initially consist of skateboards, wheels and bearings. Additional future products will include books, street wear, outerwear snowboards, bindings and apparel. Other revenue sources are expected to develop as the business evolves.

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

Website Development Costs

The Company will recognize website development costs in accordance with Accounting Standards Codification subtopic 350-50, Website Development Costs (“ASC 350-50”). As such, the Company will expense all costs incurred that relate to the planning and post implementation phases of development of its website. Direct costs incurred in the development phase will be capitalized and recognized over the estimated useful life, generally three years. Costs associated with repair or maintenance for the website will be included in cost of net revenues in the current period expenses. During the years ended December 31, 2015 and 2014, the Company did not incur or capitalize any costs associated with website development.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended December 31, 2015 and 2014, research and product development were $-0- and $5,300, respectively.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Derivative Warrant Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

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

For the year ended December 31, 2015 and 2014, the Company granted -0- and 5,370,000 stock options to employees. The fair value of vested options granted during the year ended December 31, 2015 and 2014 of $-0- and $540,475, respectively, was recorded as a current period charge to earnings.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Convertible debt, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 125,141,875 and 45,860,805 for the years ended December 31, 2015 and 2014, respectively.

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

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2. GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $2,997,136, and working capital deficiency (total current liabilities in excess of total current assets) of $340,695 at December 31, 2015, and the Company had negative cash flow from operations of $116,556 for the year ended December 31, 2015, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

3. PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2015 and 2014:

	2015	2014
Computer equipment	$-	$11,201
Less accumulated depreciation	-	(10,452)
Property and equipment	$-	$749

4. OTHER ASSETS

Intellectual property

The Freeline assets acquired but not yet placed into use consist of 3 patents and 15 copyrights and trademarks relating to sports equipment. Specifically, we acquired patents 7,059,613, 8,308,171 and Des567,318 for supporting a user’s foot with a personal transportation device.

At December 31, 2014, the Company’s investment in the Freeline Assets and the Freeline Notes consisted of a cash payment of $250,000 and 5,000,000 shares of the Company’s common stock, par value $0.00001, valued at $1,350,000, the closing price of the stock on the date the transaction was completed (Note 8). The acquisition was completed on July 11, 2014. During 2015, the valuation of the acquisition was allocated to intellectual property based on relevant accounting standards as they relate to the United States Generally Accepted Accounting Principles (“GAAP”).

	Amount	Useful life	No.
Trademarks	$980,510	20 years	3
Patents	600,958	Renewable 7-10yrs	15
Total Intellectual Property	$1,581,468

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

5. SENIOR CONVERTIBLE DEBENTURES

The Company issued $850,000 in Senior Convertible Debentures (“Debentures”) on June 17, 2011. The Debentures were convertible into shares of the Company’s common stock at a conversion price of $0.10 per share; originally matured on June 17, 2012; bear interest at the rate of 5% per annum; secured by a stock pledge by stockholders in the Company (other than the Investors) of all of their holdings in the Company; and limitation on additional indebtedness. In February 2015 and effective January 16, 2015, the Company issued 15,712,459 additional shares to the Debenture holders in full satisfaction of the notes, the related accrued interest and advances made by the shareholders to the Company.

The Debenture Holders were issued Warrants to acquire a total of 4,250,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a five year term as a part of the original funding. The cash-less exercise of these Warrants plus 637,500 additional warrants acquired by the Debenture holders was included in the shares issued to the Debenture holders.

The shares issued include 1,230,150 shares issued for liabilities, which were not convertible into common stock under their original terms. These shares were valued at $307,538 and were exchanged for liabilities in the amount of $120,143, resulting in a loss of $187,395 that was recognized on issuance of the common stock for the liabilities during the year ended December 31, 2014.

6. NOTES PAYABLE

In August 2015, we entered into three (3) 10% Convertible Promissory Notes in which we received proceeds of $6,500, $6,500 and $2,000 due in one year from the date of issuance and warrants to acquire 130,000, 130,000 and 40,000 shares of our common stock at an exercise price of $0.10 for five years from the date of issuance.

In October, we entered into a 10% Convertible Promissory Note in which we received proceeds of $5,000 and was repaid in full, plus interest, by the due of January 2016.

In November, we entered into a 10% Convertible Promissory Note in which we received proceeds of $15,000 and was repaid in full, plus interest, by the due of February 2016.

In December, we entered into two (2) a 10% Convertible Promissory Notes in which we received proceeds of $100,000 ($50,000 each) due in one year from the date of issuance and warrants to acquire 5,000,000 (2,500,000 each) shares of our common stock at an exercise price of $0.02 for five years from the date of issuance.

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

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

At December 31, 2015, the fair value of the reset provision of $14,390 was determined using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 126.29%; risk free rate: 0.56%; and expected life: 1.25 to 1.27 years. The Company recorded a gain on change in derivative liabilities of $328,363 during the year ended December 31, 2015.

8. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At December 31, 2015 and 2014, no shares were issued and outstanding.

On April 9, 2015, the Company filed a Form 8-K/A and Exhibit 10.1 Series A Convertible Preferred Stock Exchange Agreement. In this filing the Company stated that it issued 4,807,309 shares of Series A Preferred Stock (the “Shares”) to 224 Stanhope Note LLC (“Stanhope”) in exchange for 4,807,309 shares of common stock of the Company. However the Shares in fact have not yet been issued pursuant to that certain Series A Convertible Preferred Stock Exchange Agreement (the “Agreement”), dated April 2, 2015, between the Company and Stanhope because the Common Stock certificate has not yet been returned and therefore the terms of the Agreement have not yet been met.

The preferred shares previously and first reported on the June 30, 2015 Form 10-Q have been removed.

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At December 31, 2015 and 2014 there were 39,936,875 and 38,875,805 shares issued and outstanding, respectively. (See escrow shares below).

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

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan. As of December 31, 2015, 5,370,000 shares had been granted and there were still 4,630,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan.

The following table summarizes the stock option activity for the years ended December 31, 2015 and 2014:

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2014	-
Grant	5,370,000	$0.19609	7.0
Exercised
Forfeitures or expirations
Outstanding at December 31, 2014	5,370,000	$0.19609	6.2
Outstanding at January 1, 2015	5,370,000	$0.19609	6.2
Grant
Exercised
Forfeitures or expirations
Vested and expected to vest at December 31, 2015	5,370,000	$0.19609	5.2	$-
Exercisable at December 31, 2015	5,370,000	$0.19609	5.2	$-

The following table presents information related to employee stock options at December 31, 2015:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.15	420,000	0.72	420,000
$0.20	4,950,000	5.52	4,950,000

	5,370,000	5.97	5,370,000

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2015:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.10	2,500,000	March 2017 to April 2017
$0.15	2,500,000	March 2017 to April 2017
$0.10	475,000	October 2019
$0.10	175,000	February 2020 to March 2020
$0.10	300,000	August 2020
$0.02	5,000,000	December 2020
	10,950,000

The following table summarizes the warrant activity for the two years ended December 31, 2015:

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2014	8,500,000	$0.150	4.50	$-
Issued	5,000,000	$0.125	2.26	$-
Exercised	-
Forfeitures or expirations	(8,500,000)	(0.150)
Outstanding at January 1, 2015	5,000,000	0.125	2.26
Grants	5,950,000	$0.047	1.49	$-
Exercised
Forfeitures or expirations
Outstanding at December 31, 2015	10,950,000	$0.08	1.84	$-

Vested and expected to vest at December 31, 2015	10,950,000	$0.08	1.84	$-
Exercisable at December 31, 2015	10,950,000	$ 0. 08	1.84	$-

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

Expected term remaining	2.25 and 2.27 years
Expected average volatility	141.85%
Expected dividend yield	0%
Risk-free interest rate	3.50%

In conjunction with the sale of common stock, the Company issued 5,950,000 common stock purchase warrants during the year ended December 31, 2015 with exercise prices from $0.024 to $0.02 and expiring five years from the date of issuance. Of the 5,950,000, 275,000 common stock purchase warrants with exercise prices of $0.24 were issued for the year ended December 31, 2014. Each warrant contains standard anti-dilution protection and a cashless exercise provision that will be effective following a one-year holding period. (See Note 7).

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

9. RELATED PARTY TRANSACTIONS

At December 31, 2015 advances from shareholders and employees were granted 411,070 shares of common stock. These shares had an aggregate grant fair date value of $77,367. This was in conjunction with the release and settlement agreements for Daniel and Michael Lebor. Pursuant to Unanimous Board Written Consent dtd 12/29/15, it was determined that Msssrs. Lebor were never issued Options for their 2012 and 2013 Cash Advanced to the Company. During the 12/29/15 Board meeting it was determined stock be issued with a $0.15 per share price.

	2015	2014
Michael Lebor, Chief Executive Officer	$20,094	$11,180
Former employees	57,273	3,510
	$77,367	$14,690

Employment agreements

As of December 31, 2015, the Company does not have any employee accounts.

10. COMMITMENTS AND CONTINGENCIES

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

Actual income tax expense (benefit) applicable to net income (loss) before income taxes is reconciled with statutory or “normally expected” federal income tax for the years ended December 31, 2015 and 2014 as follows:

	2015	2014
“Normally expected” income tax benefit	$52,000	$(127,800)
Increase (decrease) in taxes resulting from:
State income taxes net of federal tax benefit	6,000	(15,000)
Permanent and temporary differences	(80,000)	2,100
Valuation allowance	22,000	140,700
Total	$-	$-

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Components of deferred tax assets (liabilities) consist of the following as of December 31, 2015 and 2014:

	2015	2014
Federal and state net	$819,200	$731,400
Operating loss:		-
Accrued expenses	-	68,500
Property and equipment	-	(2,700)
	819,200	797,200
Valuation allowance	(819,200)	(797,200)
Net deferred tax assets	$-	$-

As of December 31, 2015, the Company had a U.S. federal net operating loss carry forwards of approximately $2,156,000, which expire at various dates from 2030 through 2035. This net operating loss carry forwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. If in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by section 382 of the Code, the Company’s net operating loss carry-forwards may be significantly limited as to the amount of use in a particular years. In addition, all or a portion of the Company’s net operating loss carry forwards may expire unutilized.

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2007 to December 31, 2015 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities. In addition,; federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015 or 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2015, in the amount of $14,390 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2015:

chatAND, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Warrant
Liability
Balance, December 31, 2014	$342,753
Total (gains) losses	-
Mark-to-market at December 31, 2015	(328,363)
Balance, December 31, 2015	$14,390
Net Gain for the period included in earnings relating to the liabilities held at December 31, 2015	328,363

13. SUBSEQUENT EVENTS

Common stock:

On December 29, 2015, the Board determined that it is advisable and in the best interests of the Company and its shareholders to approve and ratify equity incentive grants pursuant to the Company’s 2011 Equity Incentive Plan (the “Plan”) to certain current and former employees, directors and consultants (“Optionees”) of the Company for the 2015 fiscal year end.

Pursuant to the terms of the Plan, all Optionees were ratified, approved and granted non-statutory stock options to purchase a specified number of shares (the “Option Grants”) in accordance with the Non-Statutory Stock Option Grant and Agreement (the “Option Agreement”). Additionally, Exchange Agreements were executed on February 29, 2016 and common stock was issued.

Each of the Option Grants have the following terms:

1.	100% of the shares shall vest and become exercisable immediately; and

2.	the option price shall equal $0.10 per share; and

3.	that each of the Option Grants for the fiscal year ended 2015 shall, with the consent of each of the option holders, be deemed to have been exercised on a cashless basis and exchanged for 50% of the Company’s common stock, as follows:

2015 Stock Option Grant Approval

	Number of Option Shares	Number of Exchanged Shares
Richard Rosenblum	1,000,000	500,000
David Berger	600,000	300,000
Michael Lebor	500,000	250,000
Victoria Rudman	500,000	250,000
Jeffrey Quick	300,000	150,000
TOTALS	2,900,000	1,450,000

The 1,450,000 common stock shares were issued on February 29, 2016 with a strike price of $0.02 per share.

This increased the common stock at December 31, 2015 from 39,936,875 to 41,386,875.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2015.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and support personnel. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

The following individuals constitute our Board of Directors and executive officers:

Name	Position(s)
Michael Lebor	Chief Executive Officer and Secretary
Victoria Rudman	Chief Financial Officer
David Berger	Director
David Stefansky	Director
Jonathan Steinhouse	Director

Michael Lebor has served as Chief Executive Officer and Secretary of the Company since its inception. Mr. Lebor served as a Director of the Company from its inception until November of 2012. Prior to joining the Company, Mr. Lebor served as Vice President for Marketing and Sales of M. Fried Store Fixtures, Inc., until 2010. In that capacity, he pioneered the company’s entry into internet marketing and managed all aspects of the company’s direct sales across all sales channels. From 1996 to 2003, Mr. Lebor served as Chief Executive Officer of flower.com, Inc. In connection therewith, Mr. Lebor personally guaranteed certain obligations of the company. In 2005, when flower.com, Inc. was unable to secure financing as a result of adverse securities market conditions, Mr. Lebor filed a personal bankruptcy petition in the U.S. District Court for the Eastern District of New York which was discharged. His broad experience in technology will be of valuable assistance to the Company. Mr. Lebor earned a Bachelor’s Degree in History from Queens College of the City University of New York.

Victoria Rudman, has served as Chief Financial Officer and Corporate Secretary of the Company since May 28, 2015. Ms. Rudman has over 25 years of professional experience in multiple aspects of leadership, operations, accounting, finance, taxation and fiscal management. Victoria has spent most of her career in Fortune 50 global investment bank and retail brokerage firms as well as small cap public companies and startup ventures. She served as Chairman and CEO of Intelligent Living Inc. from 2011-2014. Previously, Victoria held various technology controllership positions at Morgan Stanley and acted as a Vice President at Bear Stearns and Director of Business Planning & Strategy at Visual Networks, where she was the lead project manager for the entire technology business enterprise, including IPO and strategic M&A. Victoria holds a Bachelor of Business Administration in Public Accounting from Pace University, Lubin School of Business.

David Berger has served as a Director of the Company since 2011. Mr. Berger earned a Bachelor’s in Talmudic Studies degree from the Israel Torah Research Institute. Mr. Berger is the managing partner of Rosewood Realty Group, a real estate brokerage firm located in New York City, where he has been since 2007. We believe Mr. Berger’s experience in financial matters will be of value to the Company in connection with its financing efforts.

David Stefansky has served as a Director of the Company since February 2016. Mr. Stefansky is a Founder and Principal of Bezalel Partners, a merchant bank that provides capital formation and strategic advisory services to mid-market private and small to mid-cap public companies in the healthcare, life sciences, and technology sectors. Mr. Stefansky brings 20+ years of principal investment, investment banking, and operational experience to the Bezalel team. Prior to forming Bezalel, Mr. Stefansky was a founder and principal of Harborview Capital, a New York-based private equity firm. While at Harborview, Mr. Stefansky invested $150M of debt, equity, and hybrid capital through Harborview Funds and Partners. Notable transactions include Alliqua BioMedical (Nasdaq: ALQA) where Mr. Stefansky, as Executive Chairman and Chairman of the Board, helped a struggling hydrogel manufacturer transition into a leading provider of wound management solutions.

Jonathan Steinhouse has served as a Director of the Company since February 2016. Mr. Steinhouse has served as vice president of sales for Sandlot Solutions in Philadelphia, PA, a health information exchange and analytics software company since 2012. From 2008 to 2011, he served as director of healthcare for Oracle Corporation in Philadelphia, PA, where he was responsible for overall sales (acquiring new, maintaining revenue and growing existing accounts) for direct and the channel sales to hospitals. From 2005 to 2008, he was regional manager of Concerro Incorporated, where he was responsible for new “software as a service” to increase utilization of internal employee resources. Mr. Steinhouse brings to the board the experience of a senior sales executive with over 23 years of experience in healthcare industry.

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

code of ethics

At December 31, 2015, the Company had not yet established a Code of Ethics pending commencement of operations. The Company intends to establish a Code of Ethics in fiscal 2016 dependent on future financing.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. During the year ended December 31, 2015, our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

Item 11: EXECUTIVE COMPENSATION.

COMPENSATION

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2015. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2015, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2015; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2015.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities for the years ended December 31, 2014 and December 31, 2015 and awarded to, earned by, or paid to: (i) Michael Lebor, our Chief Executive Officer; (ii) Victoria Rudman, our Chief Financial Officer and Secretary as of May 28, 2015; Steven Chaussy our Chief Financial Officer until May 25, 2015; and (iii) Steven Berger, our Chief Financial Officer until September 21, 2015 (these individuals are referred to herein as the Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)		Common Stock (2) ($)	Total ($)

Michael Lebor	2014	$-	$-		$-	$-
Chief Executive Officer	2015	$-	$-		$5,000	$5,000

Victoria Rudman Chief Financial Officer and Secretary As of May 28, 2015	2015	$-	$-		$5,000	$5,000

Steven Chaussy	2014	$10,000	$23,139	(3)	$-	$33,139
Former Chief Financial Officer Until May 25, 2015 (3)

Steven Berger	2014	$-	$55,354	(4)	$-	$55,354
Former Chief Financial Officer until September 21, 2014 (4)

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the twelve month period ended December 31, 2014 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see Note 1-“Significant Accounting Policies-Stock-Based Compensation” and Note 8-“Stockholders’ Equity” of the Notes to the Consolidated Financial Statements for the Years Ended December 31, 2015 and 2014 included herein.

(2)	For the year ended December 31, 2015, the Company did not compensate its executives except with the award of stock options in 1st Quarter 2016, that were converted into 50% Common Stock, 250,000 shares at current market value of $0.02 per share.

(3)	The Company granted options Mr. Chaussy to purchase 150,000 shares of the Company’s common stock on September 21, 2015 at an exercise price of $0.20 per share for five years, vesting immediately.

(4)	The Company granted Mr. Berger options to purchase 420,000 shares of the Company’s common stock on September 19, 2015 at an exercise price of $0.15 per share for two years, vesting immediately.

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

As of December 31, 2015, the Company does not have any active employee contracts.

Outstanding Equity Awards at Fiscal Year-End

None.

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

Securities Authorized For Issuance Under Equity Incentive Plans

During the year ended December 31, 2015, no options were granted.

As of December 31, 2015, there were 4,630,000 shares of our common stock reserved and available for future grants of options and other awards under our Plan.

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

Director Compensation

For the year ended December 31, 2015, the Company did not compensate its directors except with the award of stock options in 1st Quarter 2016, that were converted into 50% Common Stock, as shown in the table below.

		Fees Earned	Common	All Other
Name	Year	or Paid in Cash	Shares(1)	Compensation	Total
Richard Rosenblum	2016	-	500,000	-	500,000
David Berger	2016	-	300,000	-	300,000

(1)	The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the twelve month period ended December 31, 2015 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the measurement date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see Note 1-“Significant Accounting Policies-Stock-Based Compensation” and Note 8-“Stockholders’ Equity” of the Notes to the Consolidated Financial Statements for the Years Ended December 31, 2015 and 2014 included herein.

There are no current or planned compensation arrangements for directors other than possible future equity incentive awards.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This table sets forth certain information regarding the ownership of our common stock as of March 24, 2016 by: (i) each director; (ii) each of our current executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least five percent of our common stock. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of	Common	Percent of
Beneficial Owner (1)(2)	Shares	Class (6)

Richard Rosenblum (3)	3,088,894	7.5%
Victoria Rudman	250,000	-
David Stefansky (4)	6,303,508	15.3%
Michael Lebor	1,673,123
Jonathan Steinhouse (5)	550,000	-
David Berger (6)	1,500,000	-
All officers and directors as a group (five persons)	13,365,525	32.4%
Other 5% or More Stockholders
Kenneth Londoner (7)	7,287,562	17.7%
224 STANHOPE NOTE LLC	4,807,309	11.7%
William R Johnson (8)	2,686,880	6.5%
Stacy Capital Group, LLC (9)	2,279,362	5.5%
Dr. Mark Samuels (10)	500,000	1.2%
Eisenberg Family Foundation (11)	2,500,000	6.1%
Paul Packer (11)	2,500,000	6.1%

(1)	The address for each of these persons is 330 West 42nd Street, New York, New York 10036.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, securities that are currently convertible or exercisable into shares of our common stock, or convertible or exercisable into shares of our common stock within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the other footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(3)	Includes 647,716 shares, 1,800,000 options to acquire the Company’s commons stock at an exercise price of $0.20 per share, 90,589 warrants to acquire the Company’s common stock at $0.10 per share and 50,589 warrants to acquire the Company’s common stock at $0.15 per share. In addition, includes 500,000 common stock issued in 2016 for 2015 Directorship services.

(4)	Includes 6,173,508 shares, 130,000 options to acquire the Company’s commons stock at an exercise price of $0.10 per share.

(5)	Includes 275,000 shares, 275,000 options to acquire the Company’s commons stock at an exercise price of $0.10 per share.

(6)	Includes 1,200,000 options to acquire the Company’s commons stock at an exercise price of $0.20 per share. In addition, includes 500,000 common stock issued in 2016 for 2015 Directorship services.

(7)	Includes 5,487,562 shares held by Endicott Management Partners, LLC over which Mr. Londoner has voting and investment control. Mr. Londoner disclaims beneficial ownership of the foregoing securities. In addition, includes 1,800,000 options to acquire the Company’s commons stock at an exercise price of $0.20 per share.

(8)	Includes 2,323,874 shares, 181,503 warrants to acquire the Company’s common stock at $0.10 per share and 181,503 warrants to acquire the Company’s common stock at $0.15 per share.

(9)	Includes 1,858,976 shares, 145,193 warrants to acquire the Company’s common stock at $0.10 per share and 145,193 warrants to acquire the Company’s common stock at $0.15 per share held by Stacy Group, LLC over which Stacy Capital Group, LLC has voting and investment control.

(10)	Includes 250,000 shares, 250,000 warrants to acquire the Company’s common stock at $0.10 per share.

(11)	Includes 2,500,000 warrants to acquire the Company’s common stock at $0.02 per share.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2015 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

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
Total

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

To the best of our knowledge, since January 1, 2014, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000 or one percent of the average total assets at year end for each of the last two fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES: For the fiscal years ended December 31, 2015 and 2014, Turner, Stone & Company, LLP billed the Company for services rendered for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC as follows:

	2015	2014
Audit and review services	$13,725	$28,250

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

1.	Financial Statements – The following consolidated financial statements of chatAND, Inc. are contained in Item 8 of this Form 10-K:

	●	Report of Independent Registered Public Accounting Firm

	●	Consolidated Balance Sheets at December 31, 2015 and 2014

	●	Consolidated Statements of Operations – For the years ended December 31, 2015 and 2014

	●	Consolidated Statements of Stockholders’ Equity (Deficit) – Two years ended December 31, 2015

	●	Consolidated Statements of Cash Flows – For the years ended December 31, 2015 and 2014

	●	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

10.1	10% Convertible Promissory Note entered into with Richard Rosenblum due on or before January 23, 2016

10.2	10% Convertible Promissory Note entered into with the Stacy Group, LLC due on or before February 2, 2016

10.3	Convertible Promissory Note entered into with Eisenberg Family Foundation on December 24, 2015

10.4	Settlement and Release Agreement entered into with Daniel Lebor on December 29, 2015

10.5	Settlement and Release Agreement entered into with Michael Lebor on December 29, 2015

10.6	Convertible Promissory Note entered into with Paul Packer on December 31, 2015

10.7	Resignation of Richard Rosenblum/Appointment of David Stefansky and Jonathan Steinhouse as Directors filed with Company’s Form 8-K on February 5, 2016

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (3)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (3)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (3)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (3)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)

(1)	Incorporated by reference to Form S-1 filed September 2, 2011.

(2)	Incorporated by reference to Form S-1/A filed May 3, 2012.

(3)	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

chatAND, Inc.

Date: March 28, 2016	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: March 28, 2016	By:	/s/ Victoria D. Rudman
Victoria D. Rudman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 28, 2016	Chief Executive Officer and Principal	/s/ Michael Lebor
	Executive Officer	Michael Lebor

March 28, 2016	Chief Financial Officer and Principal	/s/ Victoria D. Rudman
	Accounting Officer	Victoria D. Rudman

March 28, 2016	Director	/s/ David Berger
David Berger

March 28, 2016	Director	/s/ Jonathan Steinhouse
Jonathan Steinhouse

March 28, 2016	Director	/s/ David Stefansky
David Stefansky

