Form 10-Q
period 2016-03-31
chatAND, Inc.
filed 2016-05-13
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2016

Commission File Number: 000-54587

chatAND, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2761655
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No)

244 5th Avenue, Suite C68

New York, NY 10001

(Address of principal executive office) (Zip code)

(917) 818-2280

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

The number of shares outstanding of registrant’s common stock, par value $0.00001 per share, as of May 5, 2016, was 41,386,875 shares.

chatAND, Inc.

2

chatAND, Inc

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$46,360	$101,427
Total current assets	46,360	101,427

Other assets:
Intellectual Property (Note 4)	1,581,468	1,581,468
Total other assets	1,581,468	1,581,468

Total assets	$1,627,828	$1,682,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353,111	346,304
Accrued expenses net of payroll liabilities	19,911	22,614
Accrued interest	3,389	1,017
Advances from stockholders and employees	31,000	31,000
Notes payable, net of discount of $108,203	35,153	26,797
Warrant liability	21,412	14,390
Total current liabilities	463,976	442,122

Stockholders’ equity:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding.
Series A Convertible Stock, $0.00001 par value, $48.07309 stated value, 4,807,309 shares authorized; no shares issued and outstanding.
Common stock: $0.00001 par value; 500,000,000 shares authorized; 39,936,875 shares issued and outstanding as of December 31, 2015 and 41,386,375 shares issued and outstanding as of March 31, 2016	414	400
Additional paid in capital	4,266,495	4,237,509
Accumulated deficit	(3,103,057)	(2,997,136)
Total stockholders’ equity	1,163,852	1,240,773

Total liabilities and stockholders’ equity	$1,627,828	$1,682,895

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, Inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Total revenue	$-	$-

Costs and expenses:
General and administrative	67,446	122,201
Research and development expense	-	-
Asset impairment	-	749
Total costs and expenses	67,446	122,950

Loss from operations	(67,446)	(122,950)

Other expenses:
Interest expense	(31,453)	(741)
Gain (loss) on change in fair value of warrant liability	(7,022)	15,462
Total other income (expenses)	(38,475)	14,721

Net income (loss) before income taxes	(105,921)	(108,229)

Income taxes	-	-

NET INCOME (LOSS)	$(105,921)	$(108,229)

Earnings (loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic	40,430,831	38,875,805

See the accompanying notes to these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

							Common	Additional
	Preferred stock		Series A		Common stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2015	-	$-	-	$-	39,936,875	$400	$-	$4,237,509	$(2,997,136)	$1,240,773
Common stock issued for services	-	-	-	-	1,450,000	14	-	28,986	-	29,000
Fair value of vested options	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	(105,921)	(105,921)
Balance, March 31, 2016	-	$-	-	$-	41,386,875	$414	$-	$4,266,495	$(3,103,057)	$1,163,852

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(105,921)	$(108,229)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of warrant liability	7,022	(15,462)
Stock issued for services	29,000	-
Interest expense (note discount amortization)	28,356	-
Impairment of assets	-	749
Changes in operating assets and liabilities:	-
Accounts payable	6,807	72,710
Accrued interest payable	2,372
Accrued expenses	(2,703)	-
Net cash used in operating activities	(35,067)	(50,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	(20,000)	-
Sales of Common Stock	-	35,000
Net cash provided by financing activities	(20,000)	35,000

Net increase (decrease) in cash	(55,067)	(15,232)

Cash, beginning of the year	101,427	29,421
Cash, end of period	$46,360	$14,189

SUPPLEMENTAL INFORMATION
Cash paid for interest	$-	$741

Non-cash investing and financing activities:
Common stock issued for services	$29,000	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Our new goal will be focusing on pushing sports forward with innovation in design and technology. Our exclusive skate technology brings new excitement to the skate community. Our technology will have the biggest names in the industry looking to get their hands on it. With a proper launch and sales it possibly can be applied to all board sports. Adding additional products to our line will increase our validity and will further strengthen the core business, especially in the apparel arena.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016, or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 28, 2016.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2016, the Company had a cash balance of $46,360 and a working capital deficit (current liabilities exceeding current assets) of $ 417,616. During the three months ended March 31, 2016, the Company used net cash in operating activities of $64,067, out of which $29,000 was in common stock issued for services rendered. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common stock and warrants. The Company intends to raise additional capital through private issuances of debt and equity instruments, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully execute on its business plan or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2016	March 31, 2015
Options to purchase common stock	5,370,000	5,370,000
Warrants to purchase common stock	10,950,000	5,000,000
Totals	16,320,000	10,370,000

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

At March 31, 2016, the fair value of the reset provision of $21,412 was determined using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 122.72%; risk free rate: 0.56%; and expected life: 1.00 to 1.02 years. The Company recorded a loss on change in derivative liabilities of $7,022 during the three months ended March 31, 2016.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

6. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At March 31, 2016 and December 31, 2015, no shares were issued and outstanding.

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

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At March 31, 2016 and 2015 there were 41,386,375 and 39,936,875 shares issued and outstanding, respectively.

7. RELATED PARTY TRANSACTIONS

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

	March 31, 2016	December 31, 2015
Michael Lebor, Chief Executive Officer	$-	$20,094
Former employees	-	57,273
	$-	$77,367

Employment agreements

As of March 31, 2016, the Company does not have any employee accounts.

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

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

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

As of March 31, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2016, in the amount of $21,411 has a level 3 classification.

	Level 1	Level 2	Level 3
Derivative Liability	-	-	21,412

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2016:

Warrant Liability
Balance, December 31, 2015	$14,390
Mark-to-market at March 31, 2016	7,022
Balance, March 31, 2016	$21,412
Net Gain (Loss) for the period included in earnings relating to the liabilities held at March 31, 2016	(7,022)

9. SUBSEQUENT EVENTS

None.

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

We have not generated any revenues to date and had cash balances of $46,360 and $101,247 at March 31, 2016 and December 31, 2015, respectively.

ChatAND headquarters are at 244 5th Avenue, Suite C68, New York, NY 10001. Our telephone number is 917-818-2280.

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

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Following is a summary of expenses for the three months ended March 31, 2016 and 2015.

	2016	2015

General and administrative expense	$67,446	$122,201
Asset impairment	-	749
	$67,446	$122,950

General and administrative expenses are summarized as follows:

	2016	2015

Professional fees	$27,897	$110,519
Reseller fees	-	-
Option expense	-	-
Consultant	36,075	7,500
Insurance	-	-
Other	3,474	4,182
	$67,446	$122,201

General and administrative expense decreased by $54,755 for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase is primarily due to a decrease in professional fees of $82,622 and an increase in Consulting of $28,575.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Other income (expense) consists of the following for the three months ended March 31, 2016 and 2015.

	2016	2015
Interest expense	(31,453)	(741)
Gain (loss) on change in fair value of derivative liability	(7,022)	15,462

	$(38,475)	$14,721

Interest expense for the three months ended March 31, 2016 is primarily an accrual of the interest on certain accounts payable, and notes payable. Interest expense in 2015 includes interest on certain accounts payable.

Warrant liability expense was calculated using the Black Scholes valuation method as described in Note 5 to the financial statements.

Liquidity and Capital Resources and Going Concern

At March 31, 2016 and December 31, 2015, the Company had current assets of $46,360 and $101,427; current liabilities of $463,976 and $442,122; and a working capital deficit of $417,616 and $340,695, respectively.

We have not generated any revenues to date and have suspended active development activities. The Company has not had any cash available other than nominal loans from shareholders and has discontinued accruing payroll. The Company’s continuing existence depends upon its ability to find alternative sources of financing.

At March 31, 2016 and December 31, 2015, we had no liquidity. The Company will require additional financing before it can implement its business plan.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and support personnel. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months ended March 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2016, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibits	Description

10.1	Form of NON-STATUTORY STOCK OPTION GRANT AND AGREEMENT

10.2	Form of SHARE EXCHANGE AGREEMENT

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

chatAND, Inc.

Date: May 13, 2016	By:	/s/ Michael Lebor
Michael Lebor
Chief Executive Officer

Date: May 13, 2016	By:	/s/ Victoria Rudman
Victoria Rudman
Chief Financial Officer

