Form 10-Q
period 2016-06-30
chatAND, Inc.
filed 2016-08-15
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2016

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

The number of shares outstanding of registrant’s common stock, par value $0.00001 per share, as of August 12, 2016, was 41,386,875 shares.

chatAND, Inc.

chatAND, Inc
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$1,357	$101,427
Total current assets	1,357	101,427

Other assets:
Intellectual Property (Note 4)	1,581,468	1,581,468
Total other assets	1,581,468	1,581,468

Total assets	$1,582,825	$1,682,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333,164	346,304
Accrued expenses net of payroll liabilities	19,911	22,614
Accrued interest	6,225	1,017
Advances from stockholders and employees	31,000	31,000
Notes payable, net of discount of $51,490	63,509	26,797
Warrant liability	30,070	14,390
Total current liabilities	483,879	442,122

Stockholders’ equity:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding.	$-	$-
Series A Convertible Stock, $0.00001 par value, $48.07309 stated value, 4,807,309 shares authorized; no shares issued and outstanding.	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 39,936,875 shares issued and outstanding as of December 31, 2015 and 41,386,875 shares issued and outstanding as of June 30, 2016	414	400
Additional paid in capital	4,266,495	4,237,509
Accumulated deficit	(3,167,963)	(2,997,136)
Total stockholders’ equity	1,098,946	1,240,773

Total liabilities and stockholders’ equity	$1,582,825	$1,682,895

ee the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, Inc
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Total revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative	27,449	(7,249)	94,895	114,953
Research and development expense	-	(2,791)	-	(2,791)
Asset impairment	-	-	-	749
Total costs and expenses	27,449	(10,040)	94,895	112,911

Loss from operations	(27,449)	10,040	(94,895)	(112,911)

Other expenses:
Interest expense	(28,798)	(1,427)	(60,252)	(2,168)
Gain (loss) on change in fair value of warrant liability	(8,659)	114,221	(15,680)	129,683
Total other income (expenses)	(37,457)	112,794	(75,932)	127,515

Net income (loss) before income taxes	(64,906)	122,834	(170,827)	14,604

Income taxes	-	-	-	-

NET INCOME (LOSS)	$(64,906)	$122,834	$(170,827)	$14,604

Earnings (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding, basic	40,430,831	39,150,805	40,430,831	39,150,805

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, Inc

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

							Additional
	Preferred stock		Series A		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	-	$-	-	$-	39,936,875	$400	$4,237,509	$(2,997,136)	$1,240,773
Common stock issued for services	-	-	-	-	1,450,000	14	28,986	-	29,000
Net income (loss)	-	-	-	-	-	-	-	(170,827)	(170,827)
Balance, June 30, 2016	-	$-	-	$-	41,386,875	$414	$4,266,495	$(3,167,963)	$1,098,946

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(170,827)	$14,604
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of warrant liability	15,680	(129,683)
Stock issued for services	29,000	-
Amortization of debt discount	56,712
Impairment of assets	-	749
Changes in operating assets and liabilities:
Accounts payable	(13,140)	45,412
Accrued interest payable	5,208	-
Accrued expenses	(2,703)	-
Net cash used in operating activities	$(80,070)	(68,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Freeline bankruptcy refund	-	18,532
Net cash provided by investing activities	-	18,532

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Notes Payable	(20,000)
Sales of Common Stock	-	35,000
Net cash provided by (used in) financing activities	(20,000)	35,000

Net increase (decrease) in cash	(100,070)	(15,386)

Cash, beginning of the year	101,427	29,421
Cash, end of period	$1,357	$14,035

SUPPLEMENTAL INFORMATION
Cash paid for interest	$-	$2,168

Non-cash investing and financing activities:
Common stock issued for services	$29,000	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2016 and for the six months ended June 30, 2016. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016, or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 28, 2016.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2016, the Company had a cash balance of $1,357 and a working capital deficit (current liabilities exceeding current assets) of $482,522. During the six months ended June 30, 2016, the Company used net cash in operating activities of $100,070, out of which $29,000 was in common stock issued for services rendered. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2016

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

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the six months ended June 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2016	June 30, 2015
Options to purchase common stock	5,370,000	5,370,000
Series A convertible preferred stock	-	4,807,309
Options to purchase common stock	10,950,000	5,275,000
Totals	16,320,000	15,452,309

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

At June 30, 2016, the fair value of the reset provision of $30,070 was determined using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 119%; risk free rate: 0.56%; and expected life: 0.75 to 0.77 years. The Company recorded a loss on change in derivative liabilities of $8,658 during the three months ended June 30, 2016.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

6. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At June 30, 2016 and December 31, 2015, no shares were issued and outstanding.

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

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At June 30, 2016 and 2015 there were 41,386,875 and 39,936,875 shares issued and outstanding, respectively.

7. RELATED PARTY TRANSACTIONS

At December 31, 2015 advances from shareholders and employees were granted 411,070 shares of common stock. These shares had an aggregate grant fair date value of $77,367. This was in conjunction with the release and settlement agreements for Daniel and Michael Lebor. Pursuant to Unanimous Board Written Consent dated 12/29/15, it was determined that Msssrs. Daniel and Michael Lebor were never issued Options for their 2012 and 2013 Cash Advanced to the Company. During the 12/29/15 Board meeting it was determined stock be issued with a $0.15 per share price.

	June 30, 2016	December 31, 2015
Michael Lebor, Chief Executive Officer	$-	$20,094
Former employees	-	57,273
	$-	$77,367

Employment agreements

As of June 30, 2016, the Company does not have any employee accounts.

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

JUNE 30, 2016

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

As of June 30, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2016, in the amount of $30,070 has a level 3 classification.

	Level 1	Level 2	Level 3
Derivative Liability	-	-	$30,070

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2016 and for the six months ended June 30, 2016:

Warrant
Liability
Balance, December 31, 2015	$14,390
Total (gains) losses	-
Mark-to-market	15,680
Balance, June 30, 2016	$30,070
Net Gain for the period included in earnings relating to the liabilities held at June 30, 2016	(15,680)

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

9. SUBSEQUENT EVENTS

On July 5, 2016, David Stefansky, a member of the Board of Directors of chatAND, Inc, a Nevada corporation (the “Company”) invested $15,000 in the Company pursuant to the terms of a 10% Convertible Promissory Note (the “Note”). The Note is convertible at $0.01 per share and is convertible at any time after issuance until all principal and/or accrued interest has either by repaid or converted. The Note is due on July 5, 2017. In the event the Company raises additional capital at a price per share below $0.01, the conversion price of the Note shall be reduced to such an amount. A Form 8-K with additional details was filed on July 7, 2016.

On August 10, 2016, David Stefansky, a member of the Board of Directors of chatAND, Inc, a Nevada corporation (the “Company”) invested $15,000 in the Company pursuant to the terms of a 10% Convertible Promissory Note (the “Note”). The Note is convertible at $0.01 per share and is convertible at any time after issuance until all principal and/or accrued interest has either by repaid or converted. The Note is due on August 10, 2017. In the event the Company raises additional capital at a price per share below $0.01, the conversion price of the Note shall be reduced to such an amount. Attached herein as Exhibit 4.1.

On August 10, 2016, Jonathan Steinhouse, a member of the Board of Directors of chatAND, Inc, a Nevada corporation (the “Company”) invested $7,500 in the Company pursuant to the terms of a 10% Convertible Promissory Note (the “Note”). The Note is convertible at $0.01 per share and is convertible at any time after issuance until all principal and/or accrued interest has either by repaid or converted. The Note is due on August 10, 2017. In the event the Company raises additional capital at a price per share below $0.01, the conversion price of the Note shall be reduced to such an amount. Attached herein as Exhibit 4.2.

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

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Following is a summary of expenses for the three months ended June 30, 2016 and 2015.

	2016	2015

General and administrative expense	$27,449	$(7,249)
Asset impairment	-	(2,791)
	$27,449	$(10,040)

General and administrative expenses are summarized as follows:

	2016	2015

Professional fees	$12,632	$(7,744)
Reseller fees	-	-
Consultant	9,300	2,200
Other	5,517	(1,705)
	$27,449	$(7,249)

General and administrative expense increased by $46,362 for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase is primarily due to a write-off of legal fees and an increase in auditing and Nevada State filing fees due to pay-down of prior year outstanding payables.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Other income (expense) consists of the following for the three months ended June 30, 2016 and 2015.

	2016	2015
Interest expense	(28,798)	(1,427)
Gain (loss) on change in fair value of derivative liability	(8,658)	114,221
Other income	11,664	-
	$(37,457)	$112,794

Interest expense for the three months ended June 30, 2016 is primarily an accrual of the interest on notes payable. Interest expense in 2015 includes interest on certain accounts payable.

Warrant liability expense was calculated using the Black Scholes valuation method as described in Note 5 to the financial statements.

Liquidity and Capital Resources and Going Concern

At June 30, 2016 and December 31, 2015, the Company had current assets of $1,357 and $101,427; current liabilities of $483,879 and $442,122; and a working capital deficit of $482,522 and $340,695, respectively.

We have not generated any revenues to date and have suspended active development activities. The Company has not had any cash available other than nominal loans from shareholders and has discontinued accruing payroll. The Company’s continuing existence depends upon its ability to find alternative sources of financing.

At June 30, 2016 and December 31, 2015, we had no liquidity. The Company will require additional financing before it can implement its business plan.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibits	Description
10.1	A Form 8-K filed on June 2, 2016 announced the resignation of Michael Lebor and appointment of Victoria Rudman as interim CEO.
10.2	On April 19 and 20, 2016, the Company entered into a general release with Ellenoff Grossman & Schole LLP.
4.1	A form of 10% Convertible Promissory Note issued by chatAND, Inc.
4.2	A form of Warrant to Purchase Shares of Common Stock issued by chatAND, Inc

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*
31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*
32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*
32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

chatAND, Inc.

Date: August 15, 2016	By:	/s/ Victoria D. Rudman
Victoria D. Rudman
Interim Chief Executive Officer

Date: August 15, 2016	By:	/s/ Victoria D. Rudman
Victoria D. Rudman
Interim Chief Financial Officer

