Form 10-Q
period 2016-09-30
chatAND, Inc.
filed 2016-11-21
CIK 1529133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2016

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

The number of shares outstanding of registrant’s common stock, par value $0.00001 per share, as of November 21, 2016, was 41,386,875 shares.

chatAND, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

chatAND, Inc

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$420	$101,427
Total current assets	420	101,427

Other assets:
Intellectual Property (Note 4)	1,581,468	1,581,468
Total other assets	1,581,468	1,581,468

Total assets	$1,581,888	$1,682,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326,136	346,304
Accrued expenses net of payroll liabilities	19,911	22,614
Accrued interest	9,615	1,017
Advances from stockholders and employees	31,000	31,000
Notes payable, net of discount of $53,521	96,979	26,797
Derivative liabilities	62,656	14,390
Total current liabilities	546,297	442,122

Stockholders’ equity:
Preferred stock: $0.00001 par value; 100,000,000 shares authorized; no shares issued and outstanding.	$-	$-
Series A Convertible Stock, $0.00001 par value, $48.07309 stated value, 4,807,309 shares authorized; no shares issued and outstanding.	-	-
Common stock: $0.00001 par value; 500,000,000 shares authorized; 41,386,875 and 39,936,875 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	414	400
Additional paid in capital	4,266,495	4,237,509
Accumulated deficit	(3,231,318)	(2,997,136)
Total stockholders’ equity	1,035,591	1,240,773

Total liabilities and stockholders’ equity	$1,581,888	$1,682,895

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, Inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Total revenue	$-	$-	$-	$-

Costs and expenses:
General and administrative	28,900	15,527	123,795	130,480
Research and development expense	-	-	-	(2,791)
Asset impairment	-	-	-	749
Total costs and expenses	28,900	15,527	123,795	128,438

Loss from operations	(28,900)	(15,527)	(123,795)	(128,438)

Other expenses:
Interest expense	(210,791)	(5,820)	(271,043)	(7,988)
Gain (loss) on change in fair value of derivative liabilities	176,336	97,584	160,656	227,267
Total other income (expenses)	(34,455)	91,764	(110,387)	219,279

Net (loss) income before income taxes	(63,355)	76,237	(234,182)	90,841

Income taxes	-	-	-	-

NET (LOSS) INCOME	$(63,355)	$76,237	$(234,182)	$90,841

(Loss) earnings per share, basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average number of shares outstanding, basic and diluted	41,386,875	39,150,805	41,069,357	39,108,314

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, Inc

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

							Additional
	Preferred stock		Series A		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	-	$-	-	$-	39,936,875	$400	$4,237,509	$(2,997,136)	$1,240,773
Common stock issued for services	-	-	-	-	1,450,000	14	28,986	-	29,000
Net income (loss)	-	-	-	-	-	-	-	(234,182)	(234,182)
Balance, September 30, 2016	-	$-	-	$-	41,386,875	$414	$4,266,495	$(3,231,318)	$1,035,591

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(234,182)	$90,841
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(160,656)	(227,267)
Stock issued for services	29,000	-
Amortization of debt discount	92,182
Non-cash interest	171,422	-
Impairment of assets	-	749
Changes in operating assets and liabilities:
Accounts payable	(20,168)	38,750
Accrued interest payable	8,598	-
Accrued expenses	(2,703)	-
Net cash used in operating activities	$(116,507)	(96,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Freeline bankruptcy refund	-	18,532
Net cash provided by investing activities	-	18,532

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	37,500	15,000
Repayments of Notes Payable	(22,000)	-
Sales of Common Stock	-	35,000
Net cash provided by (used in) financing activities	15,500	50,000

Net increase (decrease) in cash	(101,007)	(28,395)

Cash, beginning of the year	101,427	29,421
Cash, end of period	$420	$1,026

SUPPLEMENTAL INFORMATION
Cash paid for interest	$200	$7,988

Non-cash investing and financing activities:
Common stock issued for services	$29,000	$-

See the accompanying notes to these unaudited condensed consolidated financial statements.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016, or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 28, 2016.

2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2016, the Company had a cash balance of $420 and a working capital deficit (current liabilities exceeding current assets) of $545,877. During the nine months ended September 30, 2016, the Company used net cash in operating activities of $116,507. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2016

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2016, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 5 and Note 6).

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2016	September 30, 2015
Convertible debt	6,855,000	-
Options to purchase common stock	5,370,000	5,370,000
Series A convertible preferred stock	-	4,807,309
Warrants to purchase common stock	15,700,000	5,275,000
Totals	27,925,000	15,452,309

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements except as disclosed in Note 10.

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

5. NOTES PAYABLE

On July 5, 2016, the Company issued a convertible note for $15,000 to a board member due one year from issuance with interest at 10% per annum due at maturity. The note is convertible into shares of the Company’s common stock, at any time, at a conversion rate of $0.01 per share. The Note contains certain reset provisions should the Company issue or sell its common stock, options or convertible securities less than the conversion price, then the existing conversion price in effect is reduced in the amount to equal to new conversion price. In connection with the note, the Company issued 750,000 warrants to purchase the Company’s common stock at $0.02 per share for fve years. The warrants also contain reset provisions as described above.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

On August 10, 2016, the Company issued convertible notes in aggregate of $22,500 ( of which $7,500 to a board member) due one year from issuance with interest at 10% per annum due at maturity. The note is convertible into shares of the Company’s common stock, at any time, at a conversion rate of $0.10 per share. The Notes contain certain reset provisions should the Company issue or sell its common stock, options or convertible securities less than the conversion price, then the existing conversion price in effect is reduced in the amount to equal to new conversion price. In connection with the note, the Company issued 4,000,000 warrants to purchase the Company’s common stock at $0.10 per share for five years. The warrants also contain reset provisions as described above.

The Company has identified the embedded derivatives related to the above issued convertible notes and warrants. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at September 30, 2016 was $61,809.

The fair value of the embedded derivatives at issuance of the notes and warrants, determined using the Black Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 116.59% to 118.83%, (3) weighted average risk-free interest rate of 0.44% to 1.07%, (4) expected lives of 1.0 to 5.0 years, and (5) estimated fair value of the Company’s common stock from $0.0435 per share.

The initial fair value of the embedded derivatives of $208,922 was allocated as a debt discount up to the proceeds of the notes ($37,500) with the remainder ($171,422) charged to current period operations as interest expense. For the three and nine months ended September 30, 2016, the Company amortized an aggregate of $35,470 and $92,182 of debt discounts to current period operations as interest expense, respectively.

6. DERIVATIVE LIABILITIES

Warrants

In 2016, in connection with the issuance of convertible notes payable (See Note 5) and in 2014, in connection with the sale of common stock, the Company issued an aggregate of 4,750,000 and 5,000,000 common stock purchase warrants to purchase the Company’s common stock with an exercise prices of $0.01 to $0.15 per share for five and three years with anti-dilutive (reset) provisions, respectively.

The Company has identified embedded derivatives related to the issued warrants. The accounting treatment of derivative financial instruments requires that the Company record allocated fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At September 30, 2016, the fair value of the reset provisions of $50,140 was determined using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 130.13%; risk free rate: 0.45% to 1.14%; and expected life: 0.50 to 4.86 years. The Company recorded a gain on change in derivative liabilities of $134,634 during the three months ended September 30, 2016.

Debt

In 2016, the Company issued convertible notes with anti-dilutive (reset) provisions (See Note 5).

The Company has identified embedded derivatives related to the issued notes. The accounting treatment of derivative financial instruments requires that the Company record allocated fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

At September 30, 2016, the fair value of the reset provisions of $12,516 was determined using the Black-Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 130.13%; risk free rate: 0.59%; and expected life: 0.76 to 0.86 years. The Company recorded a gain on change in derivative liabilities of $41,702 during the three months ended September 30, 2016.

7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.00001. At September 30, 2016 and December 31, 2015, no shares were issued and outstanding.

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

Common stock

The Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.00001. At September 30, 2016 and 2015 there were 41,386,875 and 39,936,875 shares issued and outstanding, respectively.

8. RELATED PARTY TRANSACTIONS

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

	September 30, 2016	December 31, 2015
Michael Lebor, Chief Executive Officer	$-	$20,094
Former employees	-	57,273
	$-	$77,367

Employment agreements

As of September 30, 2016, the Company does not have any employee accounts.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

9. FAIR VALUE MEASUREMENT

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

As of September 30, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

chatAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The derivative liability as of September 30, 2016, in the amount of $62,656 has a level 3 classification.

	Level 1	Level 2	Level 3
Derivative Liability	-	-	$62,656

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2016 and for the nine months ended September 30, 2016:

Derivative
Liabilities
Balance, December 31, 2015	$14,390
Transfers in (out):
Initial fair value of issued convertible debt and warrant reset provisions	208,922
Total (gains) losses	-
Mark-to-market	(160,656)
Balance, September 30, 2016	$62,656
Net Gain for the period included in earnings relating to the liabilities held at September 30, 2016	160,656

10. SUBSEQUENT EVENTS

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

We have not generated any revenues to date and had cash balances of $420 and $101,247 at September 30, 2016 and December 31, 2015, respectively.

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

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Following is a summary of expenses for the three months ended September 30, 2016 and 2015.

	2016	2015

General and administrative expense	$28,900	$15,527

General and administrative expenses are summarized as follows:

	2016	2015

Professional fees	$21,297	$6,091
Consultant	12,000	9,100
Other	(4,397)	336
	$28,900	$15,527

General and administrative expense increased by $13,373 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase is primarily due to legal and consulting fees.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Other income (expense) consists of the following for the three months ended September 30, 2016 and 2015.

	2016	2015
Interest expense	(210,791)	(5,820)
Gain (loss) on change in fair value of derivative liability	176,336	97,583
Other income	-	-
	$(34,455)	$94,764

Interest expense for the three months ended September 30, 2016 is primarily from amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended September 30, 2016 and 2015 was $205,892 and $-0-, respectively.

Derivative liability expense was calculated using the Black Scholes valuation method as described in Note 6 to the financial statements.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Following is a summary of expenses for the nine months ended September 30, 2016 and 2015.

	2016	2015

General and administrative expense	$123,795	$130,480

General and administrative expenses are summarized as follows:

	2016	2015

Professional fees	$62,379	$113,592
Consultant	57,375	18,800
Other	4,041	(1,912)
	$123,795	$130,480

General and administrative expense decreased by $6,685 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This decrease is primarily due to professional fees, net with increase in consulting fees.

These costs are expected to increase in the future if additional funding becomes available and additional employees are hired. The Company has had reduced funding since July 2012, resulting in payroll not being paid since July 2012 and a reduction in other costs until funding becomes available.

Other income (expense) consists of the following for the nine months ended September 30, 2016 and 2015.

	2016	2015
Interest expense	(271,043)	(7,988)
Gain (loss) on change in fair value of derivative liability	160,656	227,267
Other income	-	-
	$(110,387)	$219,279

Interest expense for the nine months ended September 30, 2016 is primarily from amortization of debt discounts and non-cash interest incurred relating to our issued convertible notes payable. The debt discounts amortization and non-cash interest incurred during the three months ended September 30, 2016 and 2015 was $263,604 and $-0-, respectively.

Derivative liability expense was calculated using the Black Scholes valuation method as described in Note 6 to the financial statements.

Liquidity and Capital Resources and Going Concern

At September 30, 2016 and December 31, 2015, the Company had current assets of $420 and $101,427; current liabilities of $546,297 and $442,122; and a working capital deficit of $545,877 and $340,695, respectively.

We have not generated any revenues to date and have suspended active development activities. The Company has not had any cash available other than nominal loans from shareholders and has discontinued accruing payroll. The Company’s continuing existence depends upon its ability to find alternative sources of financing.

At September 30, 2016 and December 31, 2015, we had no liquidity. The Company will require additional financing before it can implement its business plan.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2016.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and support personnel. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended September 30, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months ended September 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2016, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibits	Description

10.1	Form of convertible note payable and warrants in reference to Form 8-K filed on July 7, 2016.

10.2	Resignation of Ms. Victoria Rudman as Chief Executive Officer and Chief Financial Officer and appointment of David Stefansky as Interim Chief Executive Officer and John Steinhouse as Interim Chief Financial Officer by reference to Form 8-K filed on October 27, 2016

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer*

32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

chatAND, Inc.

Date: November 21, 2016	By:	/s/ David Stefansky
David Stefansky
Interim Chief Executive Officer

Date: November 21, 2016	By:	/s/ John Steinhouse
John Steinhouse
Interim Chief Financial Officer

